Form 10-Q
period 2002-09-30
WELLCHOICE INC
filed 2002-12-19
CIK 1184702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

                                       [X]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2002

                                       OR

                                       [ ]
             TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                        COMMISSION FILE NUMBER 001-31513


                                WELLCHOICE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                 71-0901607
        (State or other jurisdiction of                 (I.R.S. Employer
         Incorporation or organization)               Identification Number)


         11 WEST 42ND STREET
         NEW YORK, NEW YORK                                   10036
         (Address of principal executive offices)          (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 476-7800


                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]*

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 83,490,477 shares of common stock, $0.01 par value, and one share of Class B common stock, $0.01 par value per share, as of December 17, 2002.

_____________
* See Explanatory Note

                                 WELLCHOICE, INC

                               INDEX TO FORM 10-Q

                                                                                           PAGE
INTRODUCTORY NOTE.............................................................................3

PART I         FINANCIAL INFORMATION..........................................................4

ITEM 1.    FINANCIAL STATEMENTS...............................................................4

         Consolidated Balance Sheets at September 30, 2002 and
                  December 31, 2001 (Unaudited) ..............................................4
         Consolidated Income Statements for the Three Months and
                  Nine Months Ended September 30, 2002 and 2001
                  (Unaudited) ................................................................6
         Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2002 and 2001 (Unaudited)...............................7
         Notes to Consolidated Financial Statements (Unaudited)...............................8
         Report of Independent Accountants...................................................16

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS...........................................................17

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................32

ITEM 4.    CONTROLS AND PROCEDURES...........................................................33

PART II        OTHER INFORMATION.............................................................33

ITEM 1.    LEGAL PROCEEDINGS.................................................................33

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................34

ITEM 5.    OTHER INFORMATION.................................................................35

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................35

SIGNATURES ..................................................................................36

CERTIFICATIONS...............................................................................37

INDEX TO EXHIBITS............................................................................39


                                INTRODUCTORY NOTE

         This quarterly report is filed by WellChoice, Inc. ("WellChoice"), a Delaware corporation that was incorporated in August 2002 and is our first quarterly report. As discussed in Part I of this report, the historical financial statements included in this report reflect Empire HealthChoice, Inc. ("HealthChoice") and its subsidiaries. On November 7, 2002, HealthChoice converted from a not-for-profit health service corporation to a for-profit accident and health insurer under the insurance laws of the State of New York and HealthChoice and its subsidiaries became wholly owned direct and indirect subsidiaries of WellChoice. Also on November 7, 2002 (and as discussed in detail in Part II of this report), following the conversion, the Securities and Exchange Commission declared effective the Registration Statement on Form S-1 (File No. 333-99051) filed by WellChoice with respect to the initial public offering of its common stock (the "IPO") and, thereafter, WellChoice completed its IPO. Prior to the completion of the conversion and IPO, WellChoice did not engage in any operations. We have included certain limited pro forma information in this report consistent with the presentation of this information in the aforementioned registration statement in order to provide investors with information that gives effect to the conversion.

         We are filing this quarterly report within 45 days after the effective date of the IPO registration statement, as required by Rule 13a-13(a) under the Securities Exchange Act of 1934.

         All financial data presented in this report has been prepared in accordance with generally accepted accounting principles, or GAAP. YOU SHOULD BE AWARE THAT THE NEW YORK STATE DEPARTMENT OF INSURANCE RECOGNIZES ONLY STATUTORY ACCOUNTING PRACTICES FOR DETERMINING AND REPORTING THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AN INSURANCE COMPANY, FOR DETERMINING ITS SOLVENCY UNDER THE NEW YORK INSURANCE LAWS AND FOR DETERMINING WHETHER ITS FINANCIAL CONDITION WARRANTS THE PAYMENT OF A DIVIDEND TO ITS STOCKHOLDERS. NO CONSIDERATION IS GIVEN BY THE NEW YORK STATE DEPARTMENT OF INSURANCE TO FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH GAAP IN MAKING SUCH DETERMINATIONS.

                   Empire HealthChoice, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                  2002                 2001
                                                                          ----------------------------------------
                                                                                       (In thousands)
ASSETS
Investments:
   Fixed maturities, at fair value (amortized cost: $970,259
     and $909,497)                                                            $    991,281         $   919,864
   Marketable equity securities, at fair value (cost: $48,482
     and $23,482)                                                                   40,431              23,418
   Short-term investments                                                          231,712             225,298
   Other long-term equity investments                                               29,679              27,157
                                                                          ----------------------------------------
Total investments                                                                1,293,103           1,195,737
Cash and cash equivalents                                                          361,326             408,588
                                                                          ----------------------------------------
Total investments and cash and cash equivalents                                  1,654,429           1,604,325

Receivables:
   Billed premiums, net                                                            128,477             135,965
   Accrued premiums                                                                243,594             267,583
   Other amounts due from customers, net                                            85,419              68,453
   Notes receivable, net                                                            11,954              10,449
   Advances to hospitals, net                                                          326               1,613
   Accrued investment income                                                        10,065               9,446
   Insurance proceeds receivable                                                         -              13,716
   Miscellaneous, net                                                               57,024              49,358
                                                                          ----------------------------------------
Total receivables                                                                  536,859             556,583

Property, equipment and information systems, net of accumulated
   depreciation                                                                    104,041             102,949
Prepaid pension expense                                                             43,472              39,253
Deferred taxes, net                                                                338,009             118,904
Other                                                                               34,034              27,573

                                                                          ----------------------------------------
Total assets                                                                  $  2,710,844         $ 2,449,587
                                                                          ========================================

See notes to consolidated financial statements.



                                                            SEPTEMBER 30,         SEPTEMBER 30,       DECEMBER 31,
                                                            2002 PRO FORMA            2002                2001
                                                         -----------------------------------------------------------
                                                                      (In thousands, except share and
                                                                               per share data)
LIABILITIES AND RESERVE FOR POLICYHOLDERS' PROTECTION
Liabilities:
   Unpaid claims and claims adjustment expense                                    $    580,413      $    634,130
   Unearned premium income                                                              97,460           120,182
   Managed cash overdrafts                                                             168,730           174,602
   Accounts payable and accrued expenses                                                89,291           114,713
   Advance deposits                                                                    142,014           211,256
   Group and other contract liabilities                                                109,673            96,554
   Postretirement benefits other than pensions                                         146,314           138,206
   Obligations under capital lease                                                      48,270            50,079
   Other                                                                               104,732            80,620
                                                                              --------------------------------------
Total liabilities                                                                    1,486,897         1,620,342

Reserve for policyholders' protection:
   Common stock, $0.01 par value, 225,000,000 shares
     authorized; 83,490,477 shares issued and
     outstanding                                            $         835
   Class B common stock, $0.01 per share value, one
     share authorized; one share issued and outstanding
                                                                        -
   Preferred stock, $0.01 per share value, 25,000,000
     shares authorized; none issued and outstanding                     -
   Additional paid-in capital                                   1,205,604
   Retained earnings                                                    -
   Unassigned reserves                                                  -            1,206,439           813,310
   Accumulated other comprehensive income                          17,508               17,508            15,935
                                                         -----------------------------------------------------------
Total reserve for policyholders' protection                 $   1,223,947            1,223,947           829,245
                                                         =====================--------------------------------------
Total liabilities and reserves for policyholders'
   protection                                                                     $  2,710,844      $  2,449,587
                                                                              ======================================



See notes to consolidated financial statements.


                   Empire HealthChoice, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (Unaudited)

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30                  SEPTEMBER 30
                                                      ---------------------------    ---------------------------
                                                           2002          2001            2002          2001
                                                      ---------------------------    ---------------------------
                                                                           (In thousands)
Revenue:
   Premiums earned                                      $ 1,101,502   $ 1,043,151    $ 3,461,319    $ 3,205,353
   Administrative service fees                              104,255        80,419        298,553        240,673
   Investment income, net                                    15,945        17,681         50,354         54,942
   Net realized investment (losses) gains                      (139)           94           (545)        (5,388)
   Other (expense) income, net                                 (359)          279         13,265          3,083
                                                      ----------------------------------------------------------
   Total revenue                                          1,221,204     1,141,624      3,822,946      3,498,663

Expenses:
   Cost of benefits provided                                916,035       919,922      2,973,041      2,835,194
   Administrative expenses                                  213,367       184,769        614,679        555,661
   Conversion and IPO expenses                                4,578           303          8,206          1,645
                                                      ----------------------------------------------------------
   Total expenses                                         1,133,980     1,104,994      3,595,926      3,392,500
                                                      ----------------------------------------------------------

Income from continuing operations before
   income taxes                                              87,224        36,630        227,020        106,163
Income tax benefit (expense)                                167,185           (90)       167,165           (138)
                                                      ----------------------------------------------------------
Income from continuing operations                           254,409        36,540        394,185        106,025
   Loss from discontinued operations,
     net of taxes of $0                                           -        (5,552)        (1,056)       (12,563)
                                                      ----------------------------------------------------------
Net income                                              $   254,409   $    30,988    $   393,129    $    93,462
                                                      ==========================================================

                                                                             PRO FORMA INFORMATION (1)
                                                                    ---------------------------------------------
                                                                      NINE MONTHS ENDED         YEAR ENDED
                                                                     SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                                    ---------------------------------------------
                                                                           (In thousands, except share and
                                                                                    per share data)
Pro forma administrative expenses (2)                                    $     641,979         $     784,777
Pro forma income from continuing operations before income taxes          $     199,720         $     105,565
Pro form income tax expense (3)                                          $      84,462         $      45,528
Pro forma net income                                                     $     114,572         $      49,343
Pro form earnings per common share                                       $        1.37         $        0.59
Shares used to compute pro forma earnings per share                         83,490,477            83,490,477


     (1) Following the conversion, Empire HealthChoice, Inc. ("HealthChoice") is a for-profit entity and is subject to state and local taxes as well as federal income taxes at the statutory rate of 35%.

     (2) Includes an estimate of premium and sales and use tax expense of $27,300 and $42,000 for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively.

     (3) Includes an estimate of state and local income tax expense of $22,400 and $13,200 for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. Federal income tax expense was computed at the statutory rate of 35%.


See notes to consolidated financial statements.

                   Empire HealthChoice, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                    ---------------------------------------
                                                                           2002                2001
                                                                    ---------------------------------------
                                                                                (In thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES                              $      78,198       $   176,577

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and information systems
                                                                             (27,875)          (26,519)
Proceeds from sale of property, equipment and
   information systems                                                         1,349                 -
Purchases of available-for-sale investments                               (1,089,374)         (361,212)
Proceeds from sales and maturities of available-
   for-sale investments                                                      992,250           467,187
                                                                    ---------------------------------------
Net cash (used in) provided by investing activities                         (123,650)           79,456
                                                                    ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in capital lease obligations                                         (1,810)           (1,422)
                                                                    ---------------------------------------
Net cash used in financing activities                                         (1,810)           (1,422)
                                                                    ---------------------------------------
Net change in cash and cash equivalents                                      (47,262)          254,611
Cash and cash equivalents at beginning of period                             408,588           325,560
                                                                    ---------------------------------------
Cash and cash equivalents at end of period                             $     361,326       $   580,171
                                                                    =======================================



See notes to consolidated financial statements.


                   EMPIRE HEALTHCHOICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

1. FOR-PROFIT CONVERSION AND INITIAL PUBLIC OFFERING

         On November 7, 2002, Empire HealthChoice, Inc. ("HealthChoice") converted from a not-for-profit health service corporation to a for-profit accident and health insurer under the New York insurance laws and the converted HealthChoice issued all of its authorized capital stock to the New York Public Asset Fund (the "Fund") and The New York Charitable Asset Foundation (the "Foundation"). The Fund and the Foundation then received their respective shares of WellChoice, Inc. ("WellChoice") common stock in exchange for the transfer of all the outstanding shares of HealthChoice to a wholly-owned subsidiary of WellChoice. WellChoice was formed in August 2002 as a Delaware corporation to be the for-profit parent holding company for HealthChoice and subsidiaries (collectively, the "Company") after the conversion. Pursuant to the plan of conversion, WellChoice issued 82,300,000 shares to the Fund and the Foundation and completed an initial public offering of 19,199,000 shares of common stock, consisting of 18,008,523 shares that were sold by the Fund and Foundation and 1,190,477 newly issued shares of common stock sold by WellChoice. After deducting the underwriting discount, net proceeds to WellChoice were approximately $27,991.

         The conversion was accounted for as a reorganization using the historical carrying values of the Company's assets and liabilities. Immediately following the conversion, the Company's unassigned reserves were reclassified to par value of common stock and additional paid-capital. Concurrently, HealthChoice became a wholly-owned subsidiary of WellChoice. The costs of the conversion were recognized as an expense.

2. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information refer to the consolidated financial statements and footnotes thereto included in the WellChoice's Registration Statement on Form S-1 (File No. 333-99051), declared effective by the Securities and Exchange Commission on November 7, 2002.

                   EMPIRE HEALTHCHOICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                             (DOLLARS IN THOUSANDS)

2. BASIS OF PRESENTATION (CONTINUED)

         The changes in value of securities included in other comprehensive income include unrealized gains of $1,219 and $16,154 for the nine months ended September 30, 2002 and 2001, respectively, reduced by the tax effects of $656 and $6,834 for the nine months ended September 30, 2002 and 2001, respectively, and reclassification adjustments for realized losses of $353 and $3,501 for the nine months ended September 30, 2002 and 2001, respectively, reduced by the tax effects of $191 and $1,886 for the nine months ended September 30, 2002 and 2001, respectively.

3. INCOME TAXES

         Prior to January 1, 1987, HealthChoice was exempt from federal income taxes. With the enactment of the Tax Reform Act of 1987, HealthChoice and all other Blue Cross and Blue Shield plans, became subject to federal income tax. Among other provisions of the Internal Revenue Code (the "IRC"), these plans were granted a special deduction (the "833(b) deduction") for regular tax calculation purposes. Various other Blue Cross and Blue Shield plans had previously been subjected to Internal Revenue Service ("IRS") challenges due to the ordering of their respective special deductions and their available regular tax loss carryforwards. Consistent with recent IRS rulings, the Company's position with regard to tax deduction ordering is that the special deduction must be taken before any regular tax loss carryforward deduction. The Company has followed this position and the related tax deduction ordering methodology in all its federal income tax return filings. As a result of the 833(b) deduction, HealthChoice currently incurs no regular tax liability but in profitable years, has paid taxes at the alternative minimum tax rate of 20%.

         The 833(b) deduction is calculated as the excess of 25% of the incurred claim and claim adjustment expenses for the tax year over adjusted surplus, as defined, limited to taxable income. The amount of 833(b) deductions utilized in each tax year is accumulated in an adjusted surplus balance. Once the cumulative adjusted surplus balance exceeds the 833(b) deduction for the current taxable year, the deduction is eliminated.

         The regular operating loss carryforwards (totaling $519,617 at September 30, 2002 on a pretax basis) cannot be used until the Section 833(b) deduction is exhausted. Accordingly, the Company estimates future taxable income, including when the Section 833(b) deduction will be exhausted, and consider whether it is more likely than not that some or all of the operating loss carryforwards can be utilized within an appropriate period. Prior to September 30, 2002, the Company maintained a valuation allowance on its regular tax net operating loss carryforwards due to uncertainty in the Company's ability to utilize these assets in the future. The use of these assets was largely dependent on the conversion and future positive taxable income. On October 8, 2002, the New York State Insurance Department approved the plan of conversion. With the uncertainty of conversion removed, HealthChoice reevaluated its tax position for financial statement reporting purposes at September 30, 2002 and determined that when HealthChoice converted to a for-profit entity, its ability to continue to utilize the Section 833(b) deduction was uncertain. No authority directly addresses whether a conversion transaction will render the Section 833(b) deduction unavailable. The Company is aware, however, that the IRS has taken the position related to other Blue Cross Blue Shield plans that a conversion could result in the inability of a Blue

                   EMPIRE HEALTHCHOICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                             (DOLLARS IN THOUSANDS)

3. INCOME TAXES (CONTINUED)

Cross Blue Shield plan to utilize the Section 833(b) deduction. In light of the absence of governing authority, while the Company intends to continue to take the deduction on its tax returns after the conversion, the Company will assume, for financial statement reporting purposes, that the deduction will be disallowed. This means that, in projecting future taxable income, it is now more likely than not that the Company will utilize its tax loss and credit carryovers within a reasonable period and, accordingly, this portion of the valuation allowance is no longer necessary. Therefore, at September 30, 2002 the valuation allowance was reduced, which resulted in the recognition of a $176,952 deferred tax benefit.

         Because the tax law bases the availability of the Section 833(b) deduction on the status of a company at the end of the year, the Company expects to incur federal income tax expense of approximately $75,000 in the fourth quarter of 2002, primarily for the reversal of Section 833(b) deductions taken in the first three quarters of 2002. The Company believes that subsequent to the conversion, the effective federal income tax rate will approximate the 35% statutory rate.

         The significant components of the provision for income tax benefit (expense) are as follows:

                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                         SEPTEMBER 30                   SEPTEMBER 30
                                 -----------------------------  ---------------------------
                                      2002          2001        2002            2001
                                 ----------------------------------------------------------
Current tax expense                $   (23,386)  $  (9,226)   $  (52,786)    $  (23,444)
Deferred tax benefit                   190,571       9,136       219,951         23,306
                                 ----------------------------------------------------------
Income tax benefit (expense)       $   167,185   $     (90)   $  167,165     $     (138)
                                 ==========================================================


                   EMPIRE HEALTHCHOICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                             (DOLLARS IN THOUSANDS)

3. INCOME TAXES (CONTINUED)

         A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax is as follows:



                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30                     SEPTEMBER 30
                                          ------------------------------    -----------------------------
                                               2002            2001            2002           2001
                                          ---------------------------------------------------------------
Income tax at prevailing corporate
   tax rate applied to pre-tax income       $   (30,529)    $   (10,877)    $  (79,088)    $  (32,760)
Increase (decrease):
   IRC Sec. 833(b) special deduction             19,205          12,082         73,472         35,092
   Change in valuation reserve                  176,952           3,646        170,546          2,474
   Other                                          1,557          (4,941)         2,235         (4,944)
                                          ---------------------------------------------------------------
Income tax benefit (expense)                $   167,185     $       (90)    $  167,165     $     (138)
                                          ===============================================================


         The Company's regular tax loss carryforwards of $519,617 at September 30, 2002 expire between the years 2002 and 2022; of this amount, $90,025 expires in 2002. The Company's alternative minimum tax credit carryforward of $111,744 has no expiration date.

4. INFORMATION TECHNOLOGY OUTSOURCING

         In June 2002, the Company entered into a ten-year outsourcing agreement with International Business Machines Corporation ("IBM"). Under the terms of the contract, IBM is responsible for operating WellChoice's data center, technical help desk and applications development. IBM's charges under the contract included personnel, calculated as a function of IBM's cost for personnel dedicated to the outsourcing; computer equipment, based on equipment usage rates; space, based on actual usage rates; and certain other costs.

         IBM is expected to charge WellChoice approximately $732,300 over the term of the agreement for operating WellChoice's data center and technical help desk.

         The agreement provides for IBM to assist WellChoice in developing new systems. In connection with these services, WellChoice is obligated to purchase $65,000 in modernization services from IBM.

         Additionally, IBM, in coordination with deNovis, Inc. ("deNovis") has agreed to develop a new claims payment system and to license it to WellChoice. WellChoice will pay a development and license fee of $50,000 for the license granted by IBM, with $25,000 due in 2004 and $25,000 due in 2005. However, WellChoice will have no obligation to pay the development and license fee if the

                   EMPIRE HEALTHCHOICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                             (DOLLARS IN THOUSANDS)

4. INFORMATION TECHNOLOGY OUTSOURCING (CONTINUED)

successful completion and delivery of the claims payment system does not occur. Beginning in 2005, WellChoice will pay an annual maintenance fee of $10,000. Under the terms of the contract, WellChoice is entitled to 2% of IBM's gross revenues from licensing the claims payment system to third parties for the term for the IBM outsourcing contract, including any extensions.

         The Company received warrants from deNovis to purchase 2 million shares of deNovis Series B Preferred Stock. These warrants are exercisable for four years from when the Company has paid in full for the claims payment system. Subject to the purchase by IBM of deNovis common stock, the Company was also assigned IBM's contractual rights to warrants to purchase an additional 4,094,984 shares of deNovis Series B Preferred Stock, which are exercisable through July 31, 2006. The value of these warrants determined using the Black-Scholes model was $2,851. This amount is included in the balance sheet as of September 30, 2002 in both other long-term equity investments and, as a deferred contract incentive in other liabilities. The deferred contract incentive will be amortized over the term of the outsourcing agreement.

         WellChoice will own all software developed by IBM under the agreement, other than the claims payment system. All such software in which WellChoice will have all rights, title and interest will be accounted for in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").

         In connection with the agreement, the Company sold computer equipment with a net book value of $1,736 to IBM. No gain or loss on the sale of the computer equipment was recognized. Also in connection with the agreement, the Company licensed to IBM its Internet portal technology for an upfront initial license fee of $2,000. In accordance with SOP 98-1, the Company applied the proceeds from the license of the Internet portal technology to the book value of the assets and no gain or loss was recorded. Under the agreement, IBM has the right to sublicense the Internet portal technology to third parties and WellChoice will receive 4% of IBM's gross revenues from its licensing of the Internet portal technology for fifteen years.

         The agreement can be terminated by either WellChoice or IBM in certain circumstances for cause without penalty. WellChoice can terminate the contract without cause after two years or if it experiences a change in control and, in such instances, would be obligated to pay certain termination costs, which vary based on the duration of the contract but are significant in the early years, to IBM.

         During the second quarter of 2002, in connection with the IBM outsourcing, the Company began the implementation of a plan relating to its information technology personnel. Certain employees were involuntarily terminated in accordance with a plan of termination, certain employees were retained by the Company and certain employees were transitioned to IBM. Severance and other costs accrued at June 30, 2002 relating to the plan of termination were $5,351. Payments related to these costs of approximately $521 were made during the three months ended September 30, 2002. To help retain its employees and to help IBM retain its newly transitioned employees, the Company offered stay bonuses for these individuals. The estimated maximum cost of these

                   EMPIRE HEALTHCHOICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                             (DOLLARS IN THOUSANDS)

4. INFORMATION TECHNOLOGY OUTSOURCING (CONTINUED)

bonuses assuming all individuals remain with the Company or IBM through the required dates, which range from 2003 to 2004 is approximately $8,518. At September 30, 2002, approximately $1,112 was accrued for these bonuses. The Company will recognize the cost of these stay bonuses in future periods as these employees provide service.

5. CONTINGENCIES

         The Company is subject to a number of lawsuits, investigations and claims, some of which are class actions arising out of the conduct of its business. The Company believes that it has meritorious defenses in all of these matters and intends to vigorously defend its respective positions. The outcome of these matters is not currently predictable and the damages, if any, are also uncertain. The Company is also involved in and is subject to numerous claims, contractual disputes and uncertainties in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

         In June 2002, the Company settled a class action lawsuit for an estimated $23,000 in claims and legal fees. This amount was included as a liability in June 30, 2002 consolidated balance sheet. During the period from June 2002 to September 2002, the members of the class were informed of their right to receive payment, were required to respond, and the payments due to respondents were determined. Based on the number of respondents to the class action mailing through August 24, 2002 and the Company's estimate of the number of late respondents to the mailing, the Company has revised its best estimate of the ultimate liability for this action to $14,600. This change in estimate has been recorded in the consolidated financial statements for the three-month period ending September 30, 2002.

6. SEGMENT INFORMATION

         Empire has two reportable segments: commercial managed care and other insurance products and services. The commercial managed care segment includes group preferred provider organization, or PPO, health maintenance organization, or HMO (including Medicare+Choice), exclusive provider organization, or EPO, and other products (principally dental only coverage) as well as the Company's New York Cityand New York State PPO business. The New York City and New York State PPO business accounts for approximately 29% of the Company's earned premium for the nine months ended September 30, 2002. The other insurance products and services segment consists of the Company's traditional indemnity products, Medicare supplemental, individual hospital only, state sponsored individual plans, government mandated individual plans and government contracts with CMS to act as a fiscal intermediary for Medicare Part A program beneficiaries and as a carrier for Medicare Part B program beneficiaries.

         The reportable segments follow the Company's method of internal reporting by products and services. The financial results of the Company's segments are presented consistent with the accounting policies described in Note
2. Administrative expenses, investment income and other income, but not assets, are allocated to the segments. There are no intersegment sales or expenses.

                   EMPIRE HEALTHCHOICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                             (DOLLARS IN THOUSANDS)


6. SEGMENT INFORMATION (CONTINUED)


                                                                                    OTHER
                                                                  COMMERCIAL      INSURANCE
                                                                    MANAGED      PRODUCTS AND
                                                                     CARE          SERVICES        TOTAL
                                                                 --------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2002                                           (IN THOUSANDS)
Revenues from external customers                                  $   966,808      $238,949       $1,205,757
Investment income and net realized gains                               13,186         2,620           15,806
Other revenue                                                            (297)          (62)            (359)
Income from continuing operations before income tax expense            72,637        14,587           87,224

THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers                                      845,096       278,474        1,123,570
Investment income and net realized gains                               13,397         4,378           17,775
Other revenue                                                             216            63              279
Income from continuing operations before income tax expense            30,112         6,518           36,630

NINE MONTHS ENDED SEPTEMBER 30, 2002
Revenues from external customers                                    2,929,354       830,518        3,759,872
Investment income and net realized gains                               39,791        10,018           49,809
Other revenue                                                          10,626         2,639           13,265
Income from continuing operations before income tax expense           193,278        33,742          227,020

NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers                                    2,560,930       885,096        3,446,026
Investment income and net realized gains                               36,314        13,240           49,554
Other revenue                                                           2,353           730            3,083
Income for continuing operations before income tax expense             88,863        17,300          106,163


                   EMPIRE HEALTHCHOICE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                             (DOLLARS IN THOUSANDS)

6. SEGMENT INFORMATION (CONTINUED)

         The following table presents our revenue from external customers by products and services:

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30                  SEPTEMBER 30
                                                    -----------------------------------------------------------
                                                        2002           2001           2002           2001
                                                    -----------------------------------------------------------
                                                                            (IN THOUSANDS)
Revenues from external customers:
   Commercial managed care
     Premiums earned:
       PPO                                           $   559,027    $   488,186     $1,748,852     $1,543,963
       HMO                                               288,525        246,002        849,761        690,088
       EPO                                                62,014         64,306        171,603        186,897
       Other                                                 968          9,130          2,423         25,207
     Administrative service fees                          56,274         37,472        156,715        114,775
                                                    -----------------------------------------------------------
   Total commercial managed care                         966,808        845,096      2,929,354      2,560,930
                                                    -----------------------------------------------------------
   Other insurance products and services:
     Premiums earned:
       Indemnity                                          63,765        109,224        303,895        377,280
       Individual                                        127,203        126,303        384,785        381,918
     Administrative service fees                          47,981         42,947        141,838        125,898
                                                    -----------------------------------------------------------
   Total other insurance products and services           238,949        278,474        830,518        885,096
                                                    -----------------------------------------------------------
Total revenues from external customers               $ 1,205,757    $ 1,123,570     $3,759,872     $3,446,026
                                                    ===========================================================


7.       SUBSEQUENT EVENTS

         During the fourth quarter of 2002, the Company approved a restructuring plan in order to increase overall productivity, and in part as a result of the implementation of the technology outsourcing strategy. The Company estimates that it will incur a charge of approximately $17,000 in the fourth quarter of 2002.

         On October 17, 2002 WellChoice and the Company entered into a credit and guaranty agreement with the Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders. The credit facility, which cannot exceed $100,000 became effective upon the completion of the initial public offering.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
     WellChoice, Inc.

         We have reviewed the accompanying consolidated balance sheet of Empire HealthChoice, Inc. and subsidiaries (the "Company") as of September 30, 2002, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

         We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of income, reserves for policyholders' protection and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2002, we expressed an unqualified opinion on those financial statements. In our opinion the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

                                                      /s/ Ernst & Young LLP

New York, New York
November 7, 2002

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis presents a review of WellChoice, Inc. and its subsidiaries (collectively, the "Company") for the three and nine months ended September 30, 2002 and 2001. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's final prospectus dated November 7, 2002 on file with the Securities and Exchange Commission.

         This report contains forward-looking statements that include information about possible or assumed future sales, results of operations, developments, regulatory approvals or other circumstances. Statements that use the terms "believe," "expect," "plan," "intend," "estimate," "anticipate," "project," "may," "will," "shall," "should" and similar expressions, whether in the positive or negative, are intended to identify forward-looking statements. All forward-looking statements in this report are based on management's estimates, assumptions and projections and are subject to significant risks and uncertainties, many of which are beyond our control. Important risk factors could cause actual future results and other future events to differ materially from those estimated by management. Those risks and uncertainties include but are not limited to: our ability to accurately predict health care costs and to manage those costs through underwriting criteria, quality initiatives and medical management, product design and negotiation of favorable provider reimbursement rates; our ability to maintain or increase our premium rates; possible reductions in enrollment in our health insurance programs or changes in membership; the regional concentration of our business; and the impact of health care reform and other regulatory matters. For a more detailed discussion of these and other important factors that may materially affect WellChoice, please see our filings with the Securities and Exchange Commission, including the risk factors contained in WellChoice's final prospectus dated November 7, 2002, on file with the Commission. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements.

         In this report, "WellChoice," "company," "we," "us," and "our" refer to WellChoice, Inc., a Delaware corporation, and as the context requires, its subsidiaries.

OVERVIEW

         We are the largest health insurance company in the State of New York based on total preferred provider organization, or PPO, and health maintenance organization, or HMO, membership, which includes members under our insured and administrative services only, or ASO, plans. We offer managed care and traditional indemnity products to over 4.6 million members. We have licenses with the Blue Cross Blue Shield Association which entitle us to the exclusive use of the Blue Cross and Blue Shield names and marks in ten counties in the New York City metropolitan area and in six counties in upstate New York, the non-exclusive right to use the Blue Cross and Blue Shield names and marks in one upstate New York county, the exclusive right to only the Blue Cross name and mark in seven upstate New York counties and the non-exclusive right to only the Blue Cross name in four upstate New York counties. We market our products and services using these names and marks in our New York service areas. We also market our managed care products in 16 counties in New Jersey under the WellChoice brand.


         We offer our products and services to a broad range of customers, including large groups of more than 500 employees; middle market groups, ranging from 51 to 500 employees; small groups, ranging from two to 50 employees and individuals. Over one million of our members are employees of national accounts, including Fortune 500 companies.

         Our revenue primarily consists of premiums earned and administrative service fees derived from the sale of managed care and traditional indemnity health benefits products to employer groups and individuals. Premiums are derived from insured contracts and administrative service fees are derived from self-funded contracts, under which we provide a range of customer services, including claims administration and billing and membership services. Revenue also includes administrative service fees earned under the BlueCard program for providing members covered by other Blue Cross and Blue Shield plans with access to our network providers, reimbursements under our government contracts with the Centers for Medicare and Medicaid Services, or CMS, to act as a fiscal intermediary for Medicare Part A program beneficiaries and a carrier for Medicare Part B program beneficiaries, and investment income.

         Our cost of benefits provided expense consists primarily of claims paid and claims in process and pending to physicians, hospital and other healthcare providers and includes an estimate of amounts incurred but not yet reported. Administrative expenses consist primarily of compensation expenses, commission payments to brokers and other overhead business expenses.

         We report our operating results as two business segments: commercial managed care and other insurance products and services. Our commercial managed care segment accounted for 82.4% of our membership as of September 30, 2002. Our commercial managed care segment includes group PPO, HMO (including Medicare+Choice), exclusive provider organization, or EPO, and other products (principally dental only coverage) as well as our PPO business under our accounts with New York City and New York State. Our other insurance products and services segment consists of our indemnity and individual products. Our indemnity products include traditional indemnity products and government contracts with CMS to act as a fiscal intermediary and carrier. Our individual products include Medicare supplemental, state sponsored plans, government mandated individual plans and individual hospital-only. We allocate administrative expenses, investment income and other income, but not assets, to our segments. Except when otherwise specifically stated or where the context requires, all references in this document to our membership include both our insured and ASO membership. Our New York City and New York State account members are covered under insured plans.


         Our future results of operations will depend in part on our ability to predict and control health care costs through underwriting criteria, utilization management, product design and negotiation of favorable provider and hospital contracts. Our ability to contain such costs may be adversely affected by changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups, acts of terrorism and bioterrorism or other catastrophes, including war, and numerous other factors. The inability to mitigate any or all of the above-listed or other factors may adversely affect our future profitability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The following is an explanation of our accounting policies considered most significant by management. These accounting policies require us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information is known. Actual results could differ materially from those estimates.

       REVENUE RECOGNITION

         Our membership contracts generally have one year terms and are subject to cancellation upon 60 days written notice. Premiums are generally due monthly and are recognized as revenue during the period in which we are obligated to provide services to our members. We record premiums received prior to such periods as unearned premiums. We record premiums earned net of an allowance for doubtful accounts. Premiums recorded for groups with certain funding arrangements are based upon the actual and estimated claim experience of these groups. Future adjustments to the claims experience of these groups will result in changes in premium revenue. Our estimated claim experience is based on a number of factors, including our prior claims experience. These estimates are continually reviewed and adjusted based on actual claims experience. Any changes in these estimates are included in current period results. Funds received from these groups in excess of premiums recorded are reflected as liabilities on our balance sheet.

         We recognize administrative service fees during the period the related services are performed. Administrative service fees consist of revenues from the performance of administrative services for self-funded contracts, reimbursements from our contracts with CMS under which we serve as an intermediary for the Medicare Part A program and a carrier for the Medicare Part B program and fees earned under the BlueCard program. The revenue earned under our contracts with CMS is recorded net of an allowance for an estimate of disallowed expenses.

       COST OF BENEFITS PROVIDED

         Cost of benefits provided includes claims paid, claims in process and pending, and an estimate for unreported claims for charges for healthcare services for enrolled members during the period. We are required to estimate the total amount of claims that have not been reported or that have been received, but not yet adjudicated, during any accounting period. These estimates, referred to as unpaid claims on our balance sheet, are recorded as liabilities.

         We estimate claim reserves in accordance with Actuarial Standards of Practice promulgated by the Actuarial Standards Board, the committee of the American Academy of Actuaries that establishes professional guidelines and standards for actuaries to follow. Factors we consider in estimated future payments include existing claims data, medical cost trends, the mix of products and benefits sold, internal processing changes and the amount of time it took to pay all of the benefits for claims from prior periods. To the extent the actual amount of these claims is greater than the estimated amount based on our underlying assumptions, such differences would be recorded as additional cost of benefits provided in subsequent accounting periods and our future earnings would be adversely affected. To the extent the claims experience is less than estimated based on our underlying assumptions, such differences would be recorded as a reduction in cost of benefits provided in subsequent accounting periods.

       TAXES

         We account for income taxes using the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial reporting and tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax asset to the amount we believe is more likely than not to be realized. This determination, which requires considerable judgment, is based on a number of assumptions including an estimate of future taxable income. If future taxable income or other factors are not consistent with our expectations, an adjustment to our deferred tax asset may be required in the future. Any such adjustment would be charged or credited to income in the period such determination was made.

THE CONVERSION

         The historical financial statements included in this report reflect Empire HealthChoice, Inc., or HealthChoice, which prior to November 7, 2002 had been a not-for-profit corporation and the parent company of all of our subsidiaries. In the conversion, on November 7, 2002, immediately prior to the effectiveness of our initial public offering, HealthChoice:

     o converted from a not-for-profit health service corporation to a for-profit accident and health insurer under the New York insurance laws;

     o issued 95% and 5% of its capital stock to The New York Public Asset Fund and The New York Charitable Asset Foundation, respectively, which in turn transferred those shares to a direct, wholly owned subsidiary of WellChoice in exchange for a corresponding amount of shares of WellChoice common stock; and

     o merged with the converted HealthChoice's existing wholly owned accident and health insurance subsidiary, with HealthChoice surviving as "Empire HealthChoice Assurance, Inc.," which we refer to as "Empire".


         As a result, immediately prior to the effectiveness of our initial public offering, the Fund and the Foundation owned all of our capital stock and WellChoice was the parent holding company of all of its direct and indirect subsidiaries.

         The conversion has been accounted for as a reorganization using the historical carrying values of HealthChoice's assets and liabilities. Immediately following the conversion, HealthChoice's unassigned reserves were reclassified to par value of common stock and additional paid-capital. Concurrently, HealthChoice became a wholly owned subsidiary of WellChoice. The costs of the conversion are recognized as an expense as they are incurred. We started incurring conversion-related expenses in 1998 when HealthChoice first began paying fees and expenses of advisors to the New York State Superintendent of Insurance, or Superintendent, in connection with the New York State Department of Insurance's consideration of our original draft plan of conversion. Through September 30, 2002, we incurred conversion and offering expenses of $16.8 million. We incurred approximately $7.2 million of additional conversion and offering expenses from October 1, 2002 through the completion of the initial public offering.

ADDITIONAL STATE AND LOCAL TAXES

        As a result of the conversion, we became a for-profit entity and are subject to state and local taxes that we were not previously required to pay. These include premium taxes on most non-HMO insured business and sales and use taxes (which are recorded as administrative expenses), as well as state and local income taxes.

        If we had been a for-profit company for all of 2001, we would have incurred approximately $42.0 million in premium and sales and use taxes and approximately $13.2 million in state and local income taxes for the year ended December 31, 2001. These estimates do not include recoupment of premium taxes through premium rate increases or the benefit from any effort to convert accounts from insured to self-funded arrangements. We intend to maintain our insurance contracts as competitively priced and, accordingly, the market for our products will determine the extent to which we can recover these additional expenses.

 SELECTED MEMBERSHIP DATA AND RESULTS OF OPERATIONS

         The following table sets forth selected membership data as of the dates set forth below:

                                                           SEPTEMBER 30,
                                                           -------------

                                                            2002    2001
                                                            ----    ----
                                                            (MEMBERS IN
                                                             THOUSANDS)

PRODUCTS AND SERVICES:
COMMERCIAL MANAGED CARE:

      Group PPO, HMO, EPO and other(1)(2)                  2,031    1,730
      New York City and New York State PPO(3)              1,787    1,561
                                                           -----    -----
      TOTAL COMMERCIAL MANAGED CARE                        3,818    3,291
                                                           -----    -----
OTHER INSURANCE PRODUCTS AND SERVICES:
      Indemnity                                              573      841
      Individual                                             244      262
                                                           -----    -----
      TOTAL OTHER INSURANCE PRODUCTS AND SERVICES            817    1,103
                                                           -----    -----
      OVERALL TOTAL                                        4,635    4,394
                                                           -----    -----
CUSTOMERS:

      Large group(3)                                       2,919    2,704
      Small group and middle market                          397      356
      Individuals                                            300      321
      National accounts                                    1,019    1,013
                                                           -----    -----
      OVERALL TOTAL                                        4,635    4,394
                                                           -----    -----
FUNDING TYPE:
      Insured(3)                                           3,086    3,136
      Self-funded                                          1,549    1,258
                                                           -----    -----
      OVERALL TOTAL                                        4,635    4,394
                                                           -----    -----

(1) Our HMO product includes Medicare+Choice. As of September 30, 2002, we had approximately 56,000 members enrolled in Medicare+Choice.

(2) "Other" principally consists of our members enrolled in dental only coverage. As of September 30, 2002, we had approximately 69,000 members enrolled in dental only coverage.

(3) Enrollment as of September 30, 2002 includes 172,000 New York State PPO account members who reside in New York State but outside of our service areas. Prior to 2002, these members were enrolled in the New York Blue Cross Blue Shield plan licensed in the area where the members resided, and, accordingly, the membership was reported by these plans and not by us. Starting in 2002, in accordance with a change to the contract with New York State, we began administering the entire plan, including those members enrolled outside of our service area, and all members were therefore enrolled in, and reported by, HealthChoice. New York State PPO account members who reside in New York State but outside of our service areas are excluded from the enrollment total at September 30, 2001.

         As of September 30, 2002, total enrollment was 4.6 million members and commercial managed care enrollment was 3.8 million members (82.4% of total enrollment). If we add to the September 30, 2001 enrollment the 166,000 New York State PPO account members who reside in New York State but outside of our service areas, total enrollment and commercial managed care enrollment increased 1.7% and 10.5%, respectively, from September 30, 2001 to September 30, 2002. Membership has continued to increase in each of our commercial managed care products. Our enrollment growth of 17.5%, or 302,000 members, in group PPO, HMO, EPO and other was a combination of new membership in small group and middle market customer accounts, particularly in our PPO, EPO and Direct Connection HMO (our HMO product which allows members to seek care from in-network specialists without a referral) products, and the migration of members enrolled in our indemnity products to our commercial managed care products. Enrollment in other insurance products and services declined 25.9% to approximately 0.8 million members due, in part, to the continued migration of members to commercial managed care products.


         As of September 30, 2002, our New York State account covered approximately 979,000 members, or 21.1% of our total membership and 25.6% of our commercial managed care membership, and our New York City account covered approximately 808,000 members, or 17.4% of our total membership and 21.2% of our commercial managed care membership. Both accounts are subject to annual price negotiations. The pricing of our PPO products with New York City expires on December 31, 2002 and is currently under renegotiation based upon a competitive bid process that is open to us and third parties and involves renegotiation with respect to rates. The new contract awarded to the winner of this competitive bid process is expected to commence July 1, 2003. We are currently renegotiating the pricing of our PPO products with New York City for the first six months of 2003. The current rates for the New York State account expire on December 31, 2002, and are in the process of being renegotiated. The loss of one or both of these accounts would result in reduced membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

         The following table sets forth results of operations for each of our segments for the periods set forth below:

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                  -----------------            ------------------
                                                  2002         2001            2002          2001
                                                  ----         ----            ----          ----

                                                                  ($ IN MILLIONS)
COMMERCIAL MANAGED CARE:
Total revenue                                   $   979.7     $   858.7     $ 2,979.8     $ 2,599.6
Income from continuing operations before
   income tax expense                           $    72.6     $    30.1     $   193.3     $    88.9
Medical loss ratio (1):
      Commercial managed care total                  84.1%         88.8%         86.2%         89.0%
      Commercial managed care, excluding New
         York City and New York State PPO(2)         79.8%         86.5%         82.3%         86.1%
Administrative expense ratio (3)                     14.7%         13.2%         13.5%         13.0%
OTHER INSURANCE PRODUCTS AND SERVICES:
Total revenue                                   $   241.5     $   282.9     $   843.2     $   899.1
Income from continuing operations before
   income tax expense                           $    14.6     $     6.5     $    33.7     $    17.3
Medical loss ratio (1)                               78.9%         86.0%         84.5%         86.7%
Administrative expense ratio (3)                     31.9%         26.5%         27.4%         25.3%


____________
(1) Medical loss ratio represents cost of benefits provided as a percentage of premiums earned.

(2) We present commercial managed care medical loss ratio, excluding New York City and New York State PPO because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums relative to administrative expense and are retrospectively rated with a guaranteed administrative service fee. In addition, the size of these accounts distorts our performance when the total medical loss ratios are presented.

(3) Administrative expense ratio represents administrative and conversion and IPO expenses as a percentage of premiums earned and administrative service fees.


THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Total revenue increased 7.0%, or $79.6 million, to $1,221.2 million for the three months ended September 30, 2002, from $1,141.6 million for the three months ended September 30, 2001 due to an increase in premiums earned and administrative service fee revenue.

         Premium revenue increased $58.3 million, or 5.6%, to $1,101.5 million for the three months ended September 30, 2002, from $1,043.2 million for the three months ended September 30, 2001. The increase in premium revenue was primarily due to growth in our commercial managed care segment. Commercial managed care premium revenue was $910.5 million for the three months ended September 30, 2002, a 12.7% increase compared to the three months ended September 30, 2001. The increase in commercial managed care premium revenue was attributable to enrollment growth and premium rate increases. Premium revenue growth was primarily due to increases in membership and premium increases from our HMO and PPO products. Premium revenue growth was partially offset by the anticipated decline in our other insurance products and services, the cancellation of unprofitable EPO contracts and the migration of insured EPO national and large group indemnity contracts to self-funded contracts. On a per member per month, or PMPM, basis, premium for the three months ended September 30, 2002 increased 13.6%, to $129.79, from $114.22 for the three months ended September 30, 2001. Commercial managed care PMPM premium increased to $126.94 for the three months ended September 30, 2002, from $113.84 for the three months ended September 30, 2001.

         Administrative service fee revenue increased 29.7%, or $23.9 million, to $104.3 million for the three months ended September 30, 2002, from $80.4 million for the three months ended September 30, 2001. The increase was primarily due to growth in self-funded group PPO, HMO, EPO and other membership, increased BlueCard fees and expanded volume of services provided under our CMS contracts for Medicare Part A and Part B programs. Approximately $20.9 million of the increase was driven by the migration of approximately 45,000 members from insured EPO national contracts and approximately 137,000 insured large group indemnity contracts to self-funded contracts and increased administrative service fees revenue from our CMS contracts. Total BlueCard fees increased 36.1%, or $3.0 million, to $11.3 million for the three months ended September 30, 2002, from $8.3 million for the three months ended September 30, 2001 due to an increase in transaction volume.

         Investment income, net of investment expenses, decreased 10.2%, or $1.8 million, to $15.9 million for the three months ended September 30, 2002, from $17.7 million for the three months ended September 30, 2001 due to lower interest rates. There were no investment transactions that resulted in significant gains or losses for the three months ended September 30, 2002 and 2001.

         Other expense, net of $0.4 million for the three months ended September 30, 2002 is primarily attributable to miscellaneous non-operating expenses. Other income, net of $0.3 million for the three months ended September 30, 2001 primarily consists of interest income earned on advances to hospitals and late payment fee income.

         Total cost of benefits provided decreased 0.4%, or $3.9 million, to $916.0 million for the three months ended September 30, 2002, from $919.9 million for the three months ended September 30, 2001, This reflects a 7.1% decline in member months due to the migration of membership from fully-insured to self-insured contracts, offset by a 7.2% increase in costs of benefits provided on a PMPM basis. The increase in benefit costs was due to increases in unit costs, offset in part by decreases in utilization. Overall, benefit expense on a PMPM basis for the three months ended September 30, 2002 increased to $107.94, from $100.73 for the three months ended September 30, 2001. Commercial managed care PMPM benefit expense increased 5.5% to $106.69 for the three months ended September 30, 2002, from $101.12 for the three months ended September 30, 2001. Costs of benefits provided in our other insurance products and services segment for the three months ended September 30, 2002 was net of $8.4 million of litigation reserve releases related to the settlement of a large case (see Part II, Item 1. Legal Proceedings).

         The total medical loss ratio decreased to 83.2% for the three months ended September 30, 2002, from 88.2% for the three months ended September 30, 2001, resulting from a 7.2% increase in PMPM costs, offset by a 13.6% increase in average premium yield. The medical loss ratio in our commercial managed care segment decreased to 84.1% for the three months ended September 30, 2002, from 88.8% for the three months ended September 30, 2001. New York City and New York State PPO includes the results of our contracts with New York City and New York State to provide hospital-only coverage to their employees and retirees, using our PPO provider network. Our New York City and New York State accounts differ from our standard PPO product in that they are hospital-only accounts and are retrospectively rated with a guaranteed administrative service fee. Administrative charges included in hospital-only contracts, as a percentage of premium, are generally significantly lower than the percentage of such fees for comprehensive hospital and medical policies. This is due to the fact that hospital utilization is generally much lower than combined hospital and medical utilization. Accordingly, the results of these hospital-only contracts significantly influences our medical loss ratios. Excluding the New York City and New York State PPO accounts, the medical loss ratio in our commercial managed care segment decreased to 79.8% for the three months ended September 30, 2002, from 86.5% for the three months ended September 30, 2001, reflecting a 1.2% increase in PMPM costs, offset by a 9.7% increase in PMPM premiums. The medical loss ratio for other insurance products and services decreased to 78.9% for the three months ended September 30, 2002, from 86.0% for the three months ended September 30, 2001 due to favorable claim experience. The aforementioned litigation reserve release accounts for 4.4 of the 7.1 point decrease in MLR.

         Administrative expenses increased 15.5%, or $28.6 million, to $213.4 million for the three months ended September 30, 2002, from $184.8 million for the three months ended September 30, 2001. This increase was attributable to increased employee benefit expense of $6.1 million, increased broker commissions of $3.8 million due to premium revenue growth in small group and middle market customers and $1.1 million of transition costs incurred as part of the IBM outsourcing agreement entered into in June 2002.

         As part of our continuing focus on increasing overall productivity, and in part as a result of the implementation of our technology outsourcing strategy, we are streamlining certain of our operations and anticipate that we will incur a charge of approximately $17.0 million in the fourth quarter of 2002 relating to these efforts.

         In 2003, we plan to transition several leased properties, which temporarily replaced our World Trade Center office, to a long-term leased facility. As a result, we will begin incurring additional facility costs in 2003.

         Conversion and IPO expenses increased $4.3 million to $4.6 million for the three months ended September 30, 2002, from $0.3 million for the three months ended September 30, 2001, due to the increased conversion and IPO related activities as we approached the effective date of the conversion and our initial public offering.

         Income from continuing operations before income taxes increased 138.3%, or $50.6 million, to $87.2 million for the three months ended September 30, 2002, from $36.6 million for the three months ended September 30, 2001. Income from continuing operations increased $217.9 million, to $254.4 million for three months ended September 30, 2002, from $36.5 million for the three months ended September 30, 2001 due to the recognition of a deferred tax benefit and improved operating results. Taking into account our loss from discontinued operations, our net income for the three months ended September 30, 2002 was $254.4 million and for the three months ended September 30, 2001 was $31.0 million.

         We had maintained a valuation allowance on our regular tax net operating loss carryforwards due to uncertainty in our ability to utilize these assets in the future. The use of these assets is largely dependent on the conversion and future positive taxable income. On October 8, 2002, the New York State Superintendent of Insurance, or the Superintendent, issued an Opinion and Decision approving the plan of conversion. With the uncertainty of conversion removed, we reevaluated our tax position for financial statement reporting purposes at September 30, 2002 and determined that if we were to convert to a for-profit entity, our ability to continue to utilize the Section 833 deduction was uncertain. No authority directly addresses whether a conversion transaction of the type we contemplate will render the Section 833 deduction unavailable. We are aware, however, that the IRS has taken the position related to other Blue Cross Blue Shield plans that a conversion could result in the inability of a Blue Cross Blue Shield plan to utilize the Section 833 deduction. In light of the absence of governing authority, while we intend to continue to take the deduction on our tax returns after the conversion, we will assume, for financial statement reporting purposes, that the deduction will be disallowed. This means that, in projecting our future taxable income, it is now more likely than not that we will utilize our tax loss and credit carryovers within a reasonable period and, accordingly, this portion of the valuation allowance is no longer necessary. Therefore, at September 30, 2002 we reduced the valuation allowance, which resulted in the recognition of a $177.0 million deferred tax benefit.

         Because we completed the conversion in November of 2002 and the tax law bases the availability of the Section 833 deduction on the status of a company at the end of the year, we would expect to incur for financial statement reporting purposes federal income tax expense of approximately $75.0 million in the fourth quarter of 2002, primarily for the reversal of Section 833 deductions taken in the first three quarters of 2002. We believe that subsequent to the conversion, our effective federal income tax rate will approximate the 35% statutory rate.


NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Total revenue increased 9.3%, or $324.2 million, to $3,822.9 million for the nine months ended September 30, 2002, from $3,498.7 million for the nine months ended September 30, 2001 primarily due to an increase in premium revenue.

         Premium revenue increased $255.9 million, or 8.0%, to $3,461.3 million for the nine months ended September 30, 2002, from $3,205.4 million for the nine months ended September 30, 2001. The increase in premium revenue was primarily due to growth in our commercial managed care segment. Commercial managed care premium revenue was $2,772.6 million for the nine months ended September 30, 2002, a 13.3% increase compared to the nine months ended September 30, 2001. The increase in commercial managed care premium revenue was attributable to enrollment growth and premium rate increases. Premium revenue growth was primarily due to increases in membership and premium increases from our HMO and PPO products. Premium revenue growth was partially offset by the anticipated decline in our other insurance products and services, the cancellation of unprofitable EPO contracts and the migration of insured EPO national and large group indemnity contracts to self-funded contracts. On PMPM basis, premium for the nine months ended September 30, 2002 increased 11.2%, to $129.96, from $116.92 for the nine months ended September 30, 2001. Commercial managed care PMPM premium increased to $128.49 for the nine months ended September 30, 2002, from $116.26 for the nine months ended September 30, 2001.

         Administrative service fee revenue increased 24.1%, or $57.9 million, to $298.6 million for the nine months ended September 30, 2002, from $240.7 million for the nine months ended September 30, 2001. The increase was primarily due to growth in self-funded group PPO, HMO, EPO and other membership, increased BlueCard fees and expanded volume of services provided under our CMS contract for Medicare Part A and Part B programs. Approximately $50.7 million of the increase was driven by the migration of approximately 45,000 members from insured EPO national contracts and approximately 137,000 insured large group indemnity contracts to self-funded contracts and increased administrative service fees revenue from our CMS contract. Total BlueCard fees increased 27.5%, or $7.1 million, to $32.9 million for the nine months ended September 30, 2002, from $25.8 million for the nine months ended September 30, 2001 due to an increase in transaction volume.

         Investment income, net of investment expenses, decreased 8.2%, or $4.5 million, to $50.4 million for the nine months ended September 30, 2002, from $54.9 million for the nine months ended September 30, 2001 due to lower interest rates. There were no investment transactions that resulted in significant gains or losses for the nine months ended September 30, 2002. The net realized loss of

$5.4 million for the nine months ended September 30, 2001 was primarily the result of an impairment loss on our commercial paper investment in Pacific Gas and Electric Co., which defaulted in January 2001.

         Other income, net of $13.3 million for the nine months ended September 30, 2002 consisted primarily of a gain of $8.0 million resulting from insurance settlements in excess of estimated recoveries recorded as of December 31, 2001 for property and equipment lost at our World Trade Center headquarters, interest income earned on advances to hospitals of $2.5 million, a benefit of $1.9 million resulting from the reversal of a hospital advance previously considered uncollectible and late payment fee income of $0.7 million. Other income, net of $3.1 million for the nine months ended September 30, 2001 primarily consists of proceeds of $1.6 million from the demutualization of MetLife, Inc., the life insurance carrier for our employees, interest income earned on advances to hospitals of $0.8 million and late payment fee income of $0.6 million.

         Total cost of benefits provided increased 4.9%, or $137.8 million, to $2,973.0 million for the nine months ended September 30, 2002, from $2,835.2 million for the nine months ended September 30, 2001, reflecting a 2.8% drop in member months, offset by a 7.9% increase in PMPM benefit costs. The increase in benefit costs was due to increases in unit costs, offset in part by decreases in utilization. Benefit costs in the nine months ended September 30, 2002 included a $4.4 million premium deficiency reserve charge related to our New Jersey PPO business, offset in part by a $15.4 million litigation reserve release. Overall, benefit expense on a PMPM basis for the nine months ended September 30, 2002 increased to $111.63, from $103.42 for the nine months ended September 30, 2001.

          The total medical loss ratio decreased to 85.9% for the nine months ended September 30, 2002, from 88.5% for the nine months ended September 30, 2001. The medical loss ratio in our commercial managed care segment decreased to 86.2% for the nine months ended September 30, 2002, from 89.0% for the nine months ended September 30, 2001. Excluding the New York City and New York State PPO, the medical loss ratio in our commercial managed care segment decreased to 82.3% for the nine months ended September 30, 2002, from 86.1% for the nine months ended September 30, 2001 due to better than anticipated claim experience. The medical loss ratio for other insurance products and services decreased to 84.5% for the nine months ended September 30, 2002, from 86.7% for the nine months ended September 30, 2001. The aforementioned litigation reserve release accounts for all the MLR decrease.

         Administrative expenses increased 10.6%, or $59.0 million, to $614.7 million for the nine months ended September 30, 2002, from $555.7 million for the nine months ended September 30, 2001. This increase was attributable to increased broker commissions of $16.1 million due to premium revenue growth in small group and middle market customers, increased employee benefit expense of $12.8 million and employee-related transition costs of $6.4 million incurred as part of our outsourcing agreement with IBM in June 2002. Administrative expenses for the nine months ended September 30, 2002, also included a $2.4 million estimate for expenses incurred as a result of the loss of our headquarters located at the World Trade Center that may not be reimbursed by our property protection and blanket earnings and expense insurance policy. Conversion and IPO expenses increased $6.6 million to $8.2 million for the nine months ended September 30, 2002, from $1.6 million for the nine months ended September 30, 2001 due to the increased conversion and IPO related activities as we approached the effective date of the conversion and our initial public offering.

         Income from continuing operations before income taxes increased 113.7%, or $120.8 million, to $227.0 million for the nine months ended September 30, 2002, from $106.2 million for the nine months ended September 30, 2001. This improvement was primarily driven by increased commercial managed care membership and improved underwriting performance. The tax benefit of $167.2 increased income from continuing operations to $394.2 million for the nine months ended September 30, 2002. The tax expense of $0.1 million reduced income from continuing operations to $106.1 million for the nine months ended September 30,

2001. Taking into account our loss from discontinued operations, our net income for the nine months ended September 30, 2002 was $393.1 million and for the nine months ended September 30, 2001 was $93.5 million.

LIQUIDITY AND CAPITAL RESOURCES

         WellChoice is a holding company and depends on its subsidiaries for cash and working capital to pay expenses. We anticipate that WellChoice will receive cash from our subsidiaries from administrative and management service fees, as well as tax sharing payments and dividends. On November 7, 2002, the Superintendent approved the payment of a dividend to WellChoice from its subsidiary, Empire, in the amount of $225.0 million, which was paid on November 8, 2002. This dividend has been accounted for as an equity transfer from a subsidiary to the parent of a consolidated group. On November 20, 2002, we received net proceeds of approximately $28.0 million, after deducting the underwriting discount, from the exercise of the underwriters' over-allotment option in our initial public offering. We expect to use these proceeds from the exercise of the over-allotment option to pay offering and conversion expenses and for general corporate purposes. Pending the use of the net proceeds as described above, we intend to invest the net proceeds in short-term, interest-bearing, investment grade investments.

         Our subsidiaries' primary source of cash is from premiums and fees received and investment income. The primary uses of cash include healthcare benefit expenses, brokers' and agents' commissions and administrative expenses. We generally receive premium revenues in advance of anticipated claims for related healthcare services.

         Our investment policies are designed to provide liquidity to meet anticipated payment obligations and to preserve principal. We believe the composition of our marketable investment portfolio is conservative, consisting primarily of high-rated, fixed income securities with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio is comprised of U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. The average credit rating of our fixed income portfolio as of September 30, 2002 was "AA." A portion of the fixed income portfolio is designated as short-term and is intended to cover near-term cash flow needs. Our marketable equity portfolio as of September 30, 2002 consisted of an investment in a mutual fund indexed to the S&P 500, our common stock investment in WebMD and our investment in non-redeemable preferred stock of several companies. As of September 30, 2002, our marketable equity portfolio was 3.2% of the total marketable investment portfolio, compared to 2.0% as of September 30, 2001.

         At September 30, 2002, we maintained letters of credit, including a $25.0 million unsecured letter of credit from a group of financial institutions to support our lease obligation for our Brooklyn, New York facility. As of September 30, 2002, there were no funds drawn against these letters of credit. On October 17, 2002, we entered into a credit and guaranty agreement, effective as of November 7, 2002, with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which will provide us with a credit facility. The credit facility replaced our existing $25.0 million letter of credit agreement and that letter of credit is now deemed issued under the new credit facility. We are also able to borrow under the credit facility for general working capital purposes. The total outstanding amounts (including the amount of the letter of credit) under the credit facility cannot exceed $100.0 million. The facility has a term of 364 days, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at our option, at The Bank of New York's prime commercial rate (or, if greater, 0.50% plus the federal funds rate) as in effect from time to time plus a margin of between zero and 1.0%, or LIBOR plus a margin of between 1.125% and 2.250%, with the applicable margin to be determined based on our financial strength rating.

         The credit facility contains covenants that limit our ability to issue any equity interest which is not issued on a perpetual basis or in respect of which we shall become liable to purchase, redeem, retire or otherwise acquire any such interest, including any class of redeemable preferred stock. However, the credit facility does not restrict us from paying dividends on our common stock or repurchasing or redeeming shares of our common stock. Covenants under the credit facility also impose limitations on the incurrence of secured debt, creation of liens, mergers, asset sales, transactions with affiliates and material amendments of material agreements, as defined in the credit facility without the consent of the lenders. In addition, the credit facility contains certain financial covenants. Failure to comply with any of these covenants will result in an event of default which could result in the termination of the credit facility.

         We believe that cash flow from our operations and our cash and investment balances, including the proceeds of the dividend mentioned above, will be sufficient to fund continuing operations and capital expenditures for at least the next twelve months.

       Nine Months ended September 30, 2002 compared to Nine Months ended September 30, 2001

         Cash from operating activities decreased $98.4 million to $78.2 million as of September 30, 2002, from $176.6 million as of September 30, 2001. The decrease in cash from operating activities is principally due to a $75.8 million return of advanced premium held related to our New York State account, an increase of $54.0 million in taxes paid and the delay of payments made for other liabilities in September 2001, due to the impact of the World Trade Center attack on our operations. This decrease was partially offset by an increase in insurance proceeds received of $32.0 million relating to the loss of our World Trade Center office space.

         Net cash used in investing activities was $123.7 million for the nine months ended September 30, 2002, compared to cash provided by investing activities of $79.5 million for the nine months ended September 30, 2001. Cash used in investing activities in 2001 was impacted by a strategic decision to maintain cash flow generated by operations in cash and cash equivalents to cover business needs related to the recovery of our World Trade Center operations.


       CONTRACTUAL COMMITMENTS TO IBM

         In June 2002, we entered into a ten-year agreement with IBM to modernize our systems applications and operate our data center and technical help desk. Our payments to IBM for operating our data center and technical help desk will be based upon actual utilization of services billed at the rates established in the agreement. We estimate that our payments to IBM for operating our data center and technical help desk will total approximately $732.3 million over the term of the agreement, which we anticipate to be less than the costs we would have otherwise incurred had we continued to operate the data center and technical help desk ourselves. Under the terms of the contract, we will work jointly with IBM to modernize our systems applications, centered around a new state-of-the-art claims payment system being developed by deNovis, Inc., a privately held startup company, in coordination with IBM and which will be licensed to us in perpetuity. Subject to the successful completion and delivery of the claims payment system, we will pay a one-time development and license fee of $50.0 million for the license granted by IBM. Under the agreement with IBM, we are scheduled to pay $25.0 million of this fee in installments during 2004. The remaining $25.0 million will be paid on July 16, 2005, subject to meeting performance benchmarks. Following the payment of the final $25.0 million, we will pay IBM an annual fee of $10.0 million for maintenance and support services.

      The agreement also provides for IBM to assist us in modernizing our other systems. In connection with these services, we have agreed to purchase up to $65.0 million in modernization services from IBM over the next four years with a target purchase rate of $7.3 million, $28.3 million, $19.0 million, $7.2 million and $3.2 million during 2002, 2003, 2004, 2005 and 2006, respectively. We may defer the purchase of services beyond the target date, provided that to the extent we delay purchases more than one year beyond the target year, we shall pay a premium to IBM of 10% per annum of the contract price. The amount that we will actually spend for these integration and modernization services could be less or greater than the annual target purchase rate, though over the term we anticipate that the amount we will actually spend for these services could be significantly greater than those contractual minimums. We will own all software developed by IBM under the agreement, other than the claims payment system.

      We intend to fund the modernization expenses incurred in connection with this collaboration with IBM in part through the cost savings we expect to realize as a result of the outsourcing of our applications development functions, data center and help desk to IBM. Any substantial increase in these expenses or inability to achieve our anticipated cost savings, could have an adverse effect on our profitability, financial condition and results of operations. Also, while we do not expect to realize significant cost savings from this contract in the early years of the project, we anticipate that we will incur the substantial majority of the costs and expenses related to the modernization initiatives in the first four years of the agreement.

      Our outsourcing agreement with IBM contains standard indemnification clauses which reduce the risk associated with a variety of claims and actions, including certain failures of IBM to perform under the agreement. We have the right to terminate certain services if IBM fails to meet our quality and performance benchmarks and we may terminate our relationship with IBM in its entirety upon the occurrence of material breaches under the agreement, IBM's entrance into the health insurance business, changes of control and certain other events which are damaging to us. We can terminate the outsourcing agreement without cause after June 1, 2004, or at any time within twelve months following a change of control of WellChoice, provided that we pay IBM a termination fee. The termination fee includes a lump sum payment which decreases over the life of the agreement. For any WellChoice termination without cause, the lump sum decreases from $23.4 million beginning in June 2004 to $0.9 million in January 2012. We have the right to pay only a portion of this lump sum payment if we choose not to terminate the entire agreement but only certain discrete portions of IBM's services. Any termination following a change of control of WellChoice requires a similar lump sum payment which decreases over the life of the agreement and which is approximately 80% of the payment described in the previous sentence, although we do not have the similar right to terminate only portions of IBM's services, as allowed with a termination without cause. In addition, upon termination we must reimburse certain of IBM's costs, subject to reduction to the extent we purchase equipment, assume licenses and leases and hire employees used by IBM to provide the services. We also have the right to terminate the agreement at no cost within six months following a change of control of IBM.

       REGULATORY AND OTHER DEVELOPMENTS

         Empire is subject to capital and surplus requirements under the New York insurance laws and the capital and surplus licensure requirements established by the Blue Cross Blue Shield Association. Each of these standards is based on the NAIC's RBC Model Act, which provides for four different levels of regulatory attention depending on the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital. The capital and surplus level required to meet the minimum requirements under the New York insurance laws and Blue Cross Blue Shield Association licensure requirements, applicable to Empire is 200% of Risk-Based Capital Authorized Control Level. Empire exceeds the New York minimum capital and surplus requirements and the Blue Cross Blue Shield Association capital and surplus licensure requirements that is applicable to it following the conversion.

         Capital and surplus requirements for Empire HealthChoice HMO, Inc., our HMO subsidiary which is directly owned by Empire, are regulated under a different method set forth in the Department of Health's HMO regulations. The regulations require that Empire HealthChoice HMO currently maintain reserves of five percent of its annual premium income. Empire HealthChoice HMO, with respect to its operations in New York, meets the financial reserve standards of the New York Department of Health. The Department of Health is currently redrafting its regulations and proposes to increase the required reserves gradually over the next six years to twelve and one half percent of annual premium income. If that requirement changes it will affect all HMOs and we expect we will meet those revised standards. In November 2002, Empire HealthChoice HMO received a $50.0 million capital contribution from Empire, which was made in connection with the transfer of our New York HMO business from HealthChoice to Empire HealthChoice HMO during 2002 in order to ensure compliance with New York capital and surplus requirements. Empire HealthChoice HMO is also licensed in New Jersey and there are minimum net worth standards established under New Jersey laws and regulations. Empire HealthChoice HMO, with respect to its operations in New Jersey, meets the minimum net worth standards established under New Jersey law. Empire HealthChoice HMO is also subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement which is applicable to Empire and satisfies that requirement.

         Our New Jersey operations are not subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement. At September 30, 2002, WellChoice Insurance of New Jersey met the minimum capital and surplus requirements of the New Jersey Department of Banking and Insurance.

         Regulation of financial reserves for insurers and HMOs is a frequent topic of legislative and regulatory scrutiny and proposals for change. It is possible that the method of measuring the adequacy of our financial reserves could change and that could affect our financial condition. However, any such change is likely to affect all companies in the state.

         The ability of our insurance and HMO subsidiaries to pay dividends to us is subject to regulatory requirements, including state insurance laws and health department regulations and regulatory surplus or admitted asset requirements, respectively. These laws and regulations require the approval of the applicable state insurance department or health regulators in order to pay any proposed dividend over a certain amount. For example, any proposed dividend to WellChoice from Empire, which, together with other dividends paid within the preceding twelve month period, exceeds the lesser of 10% of its surplus to policyholders or 100% of adjusted net investment income will be subject to approval by the New York Department of Insurance. The provisions of our Blue Cross and Blue Shield licenses also may limit our ability to obtain dividends or other cash payments from our subsidiaries as they require our licensed subsidiaries to retain certain levels of minimum surplus.

INVESTMENTS

         We classify all of our fixed maturity and marketable equity investments as available for sale and, accordingly, they are carried at fair value. The fair value of investments in fixed maturities and marketable equity securities are based on quoted market prices. Unrealized gains and losses are reported as a separate component of other comprehensive income, net of deferred income taxes. The amortized cost of fixed maturities, including certain trust preferred securities, is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in investment income. Amortization of premiums and discounts on collateralized mortgage obligations are adjusted for prepayment patterns using the retrospective method. Investment income is shown net of investment expenses. The cost of securities sold is based on the specific identification method. When the fair value of any investment is lower than its cost and such a decline is determined to be other than temporary, the cost of the investment is written down to fair value and the amount of the write down is charged to net income as a realized loss.

         Short-term investments consist principally of U.S. treasury bills, commercial paper and money market investments. We consider securities with maturities greater than three months and less than one year at the date of purchase as short-term investments. The fair value of short-term investments is based on quoted market prices.

         Other long-term equity investments, which include joint ventures, which are accounted for under the equity method, and derivative instruments, which are accounted for at fair value.

         We are subject to state laws and regulations that require diversification of our investment portfolios and limit the amount our insurance company subsidiaries may invest in certain investment categories, such as below-investment-grade fixed income securities, mortgage loans, real estate and equity investments. Failure to comply with these laws and regulations might cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital and, in some instances, require the sale of those investments.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Our fixed maturity and marketable equity securities are subject to the risk of potential losses from adverse market conditions. To manage the potential for economic losses, we regularly evaluate certain risks, as well as the appropriateness of the investments, to ensure the portfolio is managed within its risk guidelines. The result is a portfolio that is well diversified. Our primary risk exposures are changes in market interest rates, credit quality and changes in equity prices. The market value of our investments varies from time to time depending on economic and market conditions.

       Interest Rate Risk

         Interest rate risk is defined as the potential for economic losses on fixed-rate securities due to an adverse change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and policyholders' surplus. Further, we do not engage in the use of derivatives to manage interest rate risk. A hypothetical increase in interest rates of 100 basis points would result in an estimated decrease in the fair value of the fixed income portfolio at September 30, 2002 of approximately $37.3 million.

       Credit Quality Risk

         Credit quality risk is defined as the risk of a credit downgrade to an individual fixed income security and the potential loss attributable to that downgrade. We manage this risk through our investment policy, which establishes credit quality limitations on the overall portfolio as well as dollar limits for individual issuers. The result is a well-diversified portfolio of fixed income securities, with an average credit rating of approximately "AA."

       Equity Price Risk

        Equity price risk for stocks is defined as the potential for economic losses due to an adverse change in equity prices. Equity risk exposure is managed through our investment in an indexed mutual fund. Specifically, we are invested in ML S&P 500 Index LLC, which is an S&P 500 index mutual fund, resulting in a well- diversified and liquid portfolio that replicates the risk and performance of the broad U.S. stock market. We also hold a direct common stock investment in WebMD and investments in non-redeemable preferred stock of several companies. Our investment in non-redeemable preferred stock is managed in conjunction with our fixed maturity portfolio. We estimate our equity price risk from a hypothetical 10% decline in the S&P 500 and the relative effect of that decline in the value of our marketable equity portfolio at September 30, 2002 to be a decrease in fair value of $2.5 million.

       Fixed Income Securities

         Our fixed income strategy is to construct and manage a high quality, diversified portfolio of securities. Additionally, our investment policy establishes minimum quality and diversification requirements resulting in an average credit rating of approximately "AA." The average duration of our portfolio as of September 30, 2002 is 2.7 years, and is managed to within 20% of the Lehman Intermediate Aggregate Index.

ITEM 4.  CONTROLS AND PROCEDURES.

         (a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         (b) Within 90 days prior to the filing date of this quarterly report on Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

         (c) There have been no significant changes in our internal controls or in other factors, which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

                                     PART II
                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

         Cohen v. Empire. On June 21, 2002, we settled Cohen v. Empire, a class action which commenced on November 6, 1995 in the United States District Court for the Eastern District of New York. The plaintiffs in the action had alleged that we engaged in various activities in violation of statute or in breach of contract, including arbitrarily adjusting customary charges downward, improperly excluding high and low charges for services, reducing customary charges paid for non-specialists and failing to properly consider the training and experience of physicians. The plaintiffs purported to represent a class of individuals and group policyholders whose claims were reimbursed on the basis of customary charges between 1988 to the present. Under the court-approved settlement, our maximum exposure to liability will not exceed $23.0 million (and, based upon our current estimates, our liability should be approximately $14.6 million), including attorneys' fees, which will be covered by a previously established reserve.

         Consumers Union of the U.S., Inc. et. al. On August 21, 2002, Consumers Union of the U.S., Inc., the New York Statewide Senior Action Council and several other groups and individuals filed a lawsuit in New York Supreme Court against the State of New York, the Superintendent, the Fund, HealthChoice and its board of directors, among others, challenging the Conversion Legislation on several constitutional grounds, including that it impairs the plaintiffs' contractual rights, it impairs the plaintiffs' property rights without due process of law, and constitutes an unreasonable taking of property. In addition, the lawsuit alleges that HealthChoice has violated Section 510 of the New York Not-For-Profit Corporation Law and that the directors of HealthChoice breached their fiduciary duties, among other things, in approving the plan of conversion. The complaint seeks a permanent injunction against the conversion or portions thereof, including a redirection of the proceeds received from the sale of shares by our largest stockholder, The New York Public Asset Fund to uses that are charitable in nature.

         By a motion dated September 20, 2002, we and the State defendants moved on several grounds to dismiss plaintiffs' complaint in its entirety. In our motion, we argued first, that plaintiffs' entire complaint should be dismissed because the issue of how best to use HealthChoice's value to advance the public's health and welfare raised by the complaint is a non-justiciable political question that is the sole province of the Legislature and beyond review by the courts. Second, we argue that plaintiffs' constitutional claims based upon violations of the contracts, due process, and takings clauses should be dismissed because plaintiffs fail to allege a state action, a cognizable property or contractual right, or that the procedures pursuant to which any conversion would take place do not comport with due process safeguards. We argued further that plaintiffs' state law claims should be dismissed because the Conversion Legislation supersedes any state provisions allegedly violated; plaintiffs fail to plead that our board of directors' decision to pursue the conversion constitutes a breach of fiduciary duty; plaintiffs have not pled all of the elements of constructive trust against any defendant; and plaintiffs' allegation that the Conversion Legislation does not apply to HealthChoice is contradicted by the statute itself and by the decision of the Superintendent to approve the plan of conversion, which allegation plaintiffs seek to withdraw. In addition, on November 6, 2002, pursuant to a motion filed by plaintiffs, the New York Supreme Court issued a temporary restraining order enjoining and restraining the transfer of the proceeds of the sale of common stock by the selling stockholders in our initial public offering to The New York Public Asset Fund or The New York Charitable Asset Foundation or to the State or any of its agencies or instrumentalities. The court also ordered that such proceeds be deposited with The Comptroller of the State of New York pending the outcome of this action. The court did not enjoin WellChoice, HealthChoice or the other defendants from completing the conversion or the initial public offering or the receipt by WellChoice of the net proceeds from its issuance and sale of shares in the initial public offering. A court conference was held on November 26, 2002, at which time the motion to dismiss and the motion to convert the temporary restraining order into a preliminary injunction were deemed submitted. We are awaiting a decision.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On November 7, 2002, the Securities and Exchange Commission declared effective the Registration Statement on Form S-1 (Registration No. 333-99051) filed by WellChoice with respect to the initial public offering, or IPO, of our common stock, par value $0.01 per share (the "Common Stock"); together with the Registration Statement on Form S-1 that we filed pursuant to Rule 462(b) of the Securities Act of 1933 (Registration No. 333-101089) to increase the amount of the Common Stock being offered in the IPO. The lead managing underwriter and bookrunner for the IPO was Credit Suisse First Boston. The co-managing underwriters for the IPO were UBS Warburg, Bear, Stearns & Co. Inc., Morgan Stanley, Goldman, Sachs & Co., JP Morgan, Salomon Smith Barney, Blaylock & Partners, L.P. and The Williams Capital Group, L.P. The IPO commenced on

November 7, 2002 and terminated upon the sale of all the 19,199,000 shares of Common Stock offered (including 2,079,158 shares sold pursuant to the underwriters' over-allotment option).

         Two selling stockholders, The New York Public Asset Fund and The New York Charitable Asset Foundation, sold 17,108,097 and 900,426 shares, respectively in the IPO (including an aggregate of 1,313,740 shares sold upon exercise of the underwriters' over-allotment option). We received no proceeds from the sale of those shares by the selling stockholders. We received proceeds only from our issuance and sale of 1,190,477 shares of Common Stock as part of the shares sold in the underwriters' over-allotment option. The closing of the over-allotment option occurred on November 20, 2002 and resulted in gross proceeds to the us of approximately $29.8 million before deducting the underwriting discount of $1.8 million. Immediately after the sale of the 19,199,000 shares in the IPO, the Fund owned 17,108,097 shares of common stock (and one share of Class B common stock), and the Foundation owned 900,426 shares of common stock, representing approximately 73.2% and 3.9%, respectively, of the 83,490,477 shares of common stock outstanding.

         We are using the net proceeds we received in the IPO to pay conversion and offering expenses and for general corporate purposes. None of the proceeds from the IPO were paid by us, directly or indirectly, to any director, officer or employee of the Company, or to any person owning ten percent or more of any class of our equity securities, or to any of our affiliates, other than the payment of approximately $2.375 million relating to legal and investment banking expenses incurred by The New York Public Asset Fund in connection with the IPO and conversion.

ITEM 5.       OTHER INFORMATION.

         On November 8, 2002, Standard & Poor's, or S&P, affirmed Empire's financial strength and counterparty credit rating of "A-," which represents the third highest of nine S&P ratings categories and is within the "strong" category ("A+," "A," and "A-"). This rating is not a recommendation to buy, sell or hold securities and may be revised or withdrawn by S&P at any time.

         On November 18, 2002, Jack A. Smith resigned as Senior Vice President, Chief Marketing Officer and Jason Gorevic was appointed as Acting Chief Marketing Officer. Mr. Gorevic had served as Vice President, Local Group Commercial Markets since joining the Company in February 2002.

         On November 18, 2002, Deborah Bohren was appointed Vice President, Communications. Ms. Bohren, who has been with the Company since 1996, will assume responsibility for establishing the Company's investor relations department and will be the Company's primary liaison with analysts and institutional investors. Ms. Bohren will retain her current responsibilities for all external communications, including the development and implementation of strategic public relations and government affairs programs.

         The Company's Chief Executive Officer, Michael Stocker, is being treated for prostate cancer. He will continue performing all of his regular duties and does not expect to take any extended leave of absence in connection with his condition.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a) See Index to Exhibits.

(b) Current Reports on Form 8-K. None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: December 18, 2002                         WELLCHOICE, INC.
                                                (Registrant)

                                                By: /s/ John W. Remshard
                                                    ----------------------------
                                                    John W. Remshard
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                 CERTIFICATIONS

                     CHIEF EXECUTIVE OFFICER'S CERTIFICATION


I, Michael A. Stocker, MD, Chief Executive Officer of WellChoice, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of WellChoice, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions based upon the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 18, 2002                   /s/ Michael A. Stocker, MD
                                          ---------------------------------
                                          Michael A. Stocker, MD
                                          Chief Executive Officer

                     CHIEF FINANCIAL OFFICER'S CERTIFICATION


I, John W. Remshard, Chief Financial Officer of WellChoice, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q on WellChoice, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions based upon the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 18, 2002                   /s/ John W. Remshard
                                          --------------------------------
                                          John W. Remshard
                                          Chief Financial Officer

                                INDEX TO EXHIBITS


            NUMBER                                 DESCRIPTION
            ------                                 -----------

             3.1 Amended and Restated Certificate of Incorporation of WellChoice, Inc.

             3.2 Amended and Restated Bylaws of WellChoice, Inc., as amended on December 18, 2002

             4.2 Registration Rights Agreement dated as of November 7, 2002, by and among WellChoice, Inc., The New York Public Asset Fund and The New York Charitable Asset Foundation

             9.1 Voting Trust and Divestiture Agreement dated as of November 7, 2002 by and among WellChoice, Inc., The New York Public Asset Fund and The Bank of New York, as trustee