Form 10-K
period 2002-12-31
WELLCHOICE INC
filed 2003-03-10
CIK 1184702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO _________

For the Fiscal Year ended DECEMBER 31, 2002    Commission File Number  001-31513

                                WELLCHOICE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      71-0901607
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)               Identification Number)

           11 WEST 42ND STREET
           NEW YORK, NEW YORK                                 10036
           (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (212) 476-7800

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class               Name of Each Exchange on Which Registered
    -------------------               -----------------------------------------
    COMMON STOCK, $0.01 PAR VALUE     THE NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:  NONE

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

           The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on February 21, 2003 was approximately $466,324,506, assuming solely for the purposes of this calculation that The New York Public Asset Fund and all directors and executive officers of the registrant are "affiliates." The determination of affiliate status is not necessarily a conclusive determination for other purposes.

           The number of shares outstanding of the registrant's common stock, as of March, 5, 2003 was 83,490,477 shares of common stock, $0.01 par value, and one share of Class B common stock, $0.01 par value per share.




                       DOCUMENTS INCORPORATED BY REFERENCE

           Some of the information required by Part III (Items 10, 11, 12 and
13) is incorporated by reference from the registrant's definitive proxy statement, in connection with the registrant's 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A no later than April 30, 2003 (the "Proxy Statement").

                                WELLCHOICE, INC.
                               INDEX TO FORM 10-K


                                                                                                                       PAGE

PART I
Item 1 - Business.........................................................................................................4
Item 2 - Properties......................................................................................................43
Item 3 - Legal Proceedings.............................................................................................. 43
Item 4 - Submission of Matters to a Vote of Security Holders.............................................................45

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters...........................................47
Item 6 - Selected Financial Data.........................................................................................48
Item 7 -  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................................................................51
Item 7A - Quantitative and Qualitative Disclosures About Market Risk.....................................................67
Item 8 - Financial Statements and Supplementary Data ....................................................................69
Item 9 - Changes and Disagreements with Accountants on
              Accounting and Financial Disclosure........................................................................69

PART III

Item 10 - Directors and Executive Officers of the Registrant.............................................................69
Item 11 - Executive Compensation.........................................................................................69
Item 12 -Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.............................................................69
Item 13 - Certain Relationships and Related Transactions.................................................................69
Item 14 -Controls and Procedures.........................................................................................70
Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................................70

Signatures .................................................................................... .........................73

Section 302 Certifications...............................................................................................76

Index to Consolidated Financial Statements and Supplemental Schedules...................................................F-1

Index to Exhibits.......................................................................................................E-1



                                     PART I

ITEM 1.  BUSINESS.

           In this report, "WellChoice," "company," "registrant," "we," "us," and "our" refer to WellChoice, Inc., a Delaware corporation, and as the context requires, its subsidiaries.

           This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that include information about possible or assumed future sales, results of operations, developments, regulatory approvals or other circumstances. Statements that use the terms "believe," "expect," "plan," "intend," "estimate," "anticipate," "project," "may," "will," "shall," "should" and similar expressions, whether in the positive or negative, are intended to identify forward-looking statements. All forward-looking statements in this report are based on management's estimates, assumptions and projections and are subject to significant risks and uncertainties, many of which are beyond our control. Important risk factors could cause actual future results and other future events to differ materially from those estimated by management. Those risks and uncertainties include but are not limited to: our ability to accurately predict health care costs and to manage those costs through underwriting criteria; quality initiatives and medical management; product design and negotiation of favorable provider reimbursement rates; our ability to maintain or increase our premium rates; possible reductions in enrollment in our health insurance programs or changes in membership; the regional concentration of our business; and the impact of health care reform and other regulatory matters. For a more detailed discussion of these and other important factors that may materially affect WellChoice, please see our existing and future filings with the Commission, including the risk factors set forth in "Item 1. Business - Additional Factors That May Affect Future Results of Operations" and those contained in "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements.

COMPANY OVERVIEW

           We are the largest health insurance company in the State of New York based on preferred provider organization, or PPO, and health maintenance organization, or HMO, membership. At December 31, 2002, we served over 4.6 million members through our service areas. Our service areas include 10 downstate New York counties comprising the New York City metropolitan area, where we hold a leading market position covering over 20% of the population, upstate New York and New Jersey. We offer a broad portfolio of managed care and insurance products primarily to private and public employers. Our managed care product offerings include:

               o   health maintenance organizations, or HMOs;

               o   preferred provider organizations, or PPOs; and

               o   exclusive provider organizations, or EPOs.

       We offer our products to our customers through a variety of funding arrangements, including insured and self-funded, or administrative services only
(ASO). In addition, we have a broad customer base. Among our customers are large groups of more than 500 employees, which include employees of New York State and New York City as well as labor unions; middle-market groups, ranging from 51 to 500 employees; small groups, ranging from two to 50 employees; and individuals. We also serve over one million members through our national accounts, which include Fortune 500 companies.

           We have the exclusive right to use the Blue Cross and Blue Shield names and marks for all of our health benefits products in ten counties in the New York City metropolitan area and in six counties in upstate New York and the non-exclusive right to use these names and marks in one upstate New York county. In addition, we have an exclusive right to use only the Blue Cross names and marks in seven counties in our upstate New York service area and a nonexclusive right to use only the Blue Cross names and marks in an additional four upstate New York counties. Our membership in the Blue Cross Blue Shield Association also enables us to provide our PPO, EPO and indemnity members access to the national network of providers through the BlueCard program. This program allows these members to access in-network benefits through the networks of Blue Cross Blue Shield plans throughout the United States and over 200 foreign countries and territories.

           We have a long tradition of serving health insurance needs in New York, having operated in the state for 69 years. We believe that our extensive history, experience and understanding of operating in this unique marketplace, combined with our strong relationships with providers and customers in our service areas gives us a distinct competitive advantage in marketing our products.

           We have the largest hospital and physician networks of any health insurer or HMO in our New York State service areas. Our provider networks consist of many of the most well-recognized provider organizations.

           We adhere to strict underwriting standards that have been proven effective through our long experience in our principal markets. We continually review and test our underwriting and pricing guidelines on a product-by-product and customer group-by-group basis to ensure that our products remain competitive in terms of both quality of service and price.

           Our dedication to customer service is reflected in our efforts to make meaningful information available to our customers, brokers and providers and to address their inquiries in an efficient and prompt manner. Our telephone inquiry satisfaction rate, which we currently measure on a daily and monthly basis through surveys of members, has improved from approximately 70% during the first quarter of 1996, to approximately 88% during the fourth quarter of 2002. In addition, we utilize technology to deliver more useful and practical information to our customers and providers. We have introduced member, employer, broker and provider Internet portals. For example, our physicians are now able to submit their claims via the Internet and have these claims adjudicated in real-time. We also pay medical claims promptly, building loyalty with our providers and members.

           We have demonstrated our commitment to quality care. We have in place a number of wellness, disease prevention and health education programs. We employ early intervention programs that aim to identify potential issues in physician-recommended treatments, such as adverse drug interactions, skipped preventive screenings or overlooked tests as well as analyze information to identify and recommend treatment of high-risk members before more significant medical problems occur and expensive treatment is needed. We also participate in initiatives to rate and report on hospital quality in order to eliminate preventable medical errors and improve clinical outcomes.

           We have been successful in enhancing and consolidating our information technology and implementing innovative technologies. We have consolidated multiple claims, membership and billing systems into two platforms and intend to further consolidate these two platforms into one. Our success in these initiatives has allowed us to eliminate inconsistencies and operational inefficiencies. For example, our "first-pass rate," or the rate at which a claim is properly approved for payment after the first time it is processed by our system without requiring human intervention, for physician claims, improved from 71.6% in 1998 to 87.8% in the second half 2002 and, for hospital claims, improved from 43.8% in 1998 to 72.1% in the second half of 2002.

INDUSTRY OVERVIEW

           The managed healthcare industry has experienced significant change. The increasing focus on health care costs by employers, the government and consumers has led to the growth of alternatives to traditional indemnity health insurance. HMO, PPO and EPO plans are among the various forms of managed care products that have developed. Through these products and other innovative programs, participants in the health care industry have incentives to provide plan members with high quality and cost-efficient care. The cost of health care is contained, in part, by negotiating contracts with hospitals, physicians and other providers to deliver care at favorable rates and adopting programs to ensure that appropriate and cost-effective care is provided.

           In addition, economic factors and greater consumer awareness have resulted in the increasing popularity of products that offer larger, more extensive networks, more member choice related to coverage and the ability to self-refer within those networks. There is also a growing preference for greater flexibility to assume larger deductibles and co-payments in exchange for lower premiums. At the same time, organizations and individuals are placing an increased focus on the quality of health care and the level of sophistication and customer service in delivering service. Groups and providers are also demanding prompt and accurate payment of claims, including automated claims payment options.

           The Blue Cross Blue Shield Association and its member plans have also undergone significant change. Historically, most states had at least one Blue Cross (hospital coverage) and a separate Blue Shield (physician coverage) company. Prior to the mid-1980s, there were more than 125 separate Blue Cross or Blue Shield companies. Many of these organizations have merged, reducing the number of independent licensees to 42 as of December 2002. We expect this trend to continue, with plans merging or affiliating to address capital needs and other competitive pressures. At the same time, the number of people enrolled in Blue Cross Blue Shield plans has been steadily increasing, from 65.6 million in 1995 to 84.9 million at September 30, 2002.

           The Blue Cross Blue Shield plans work together in a number of ways that create significant market advantages, especially when competing for very large, multi-state employer groups. For example, all Blue Cross Blue Shield plans participate in the BlueCard program, which effectively creates a national "Blue" network. Each plan is able to take advantage of other Blue Cross Blue Shield plans' broad provider networks and negotiated provider reimbursement rates where a member covered by a policy in one state lives or travels outside of the state in which the policy under which he or she is covered is written. This makes it possible for individual Blue Cross Blue Shield plans to compete for national accounts business with other non-"Blue" plans with nationwide networks.

 OUR STRATEGY

           Our goal is to be the leading health insurer in the New York marketplace and surrounding areas. During the past several years, we have implemented strategic changes to achieve this goal, including shifting our membership base from purchasers of mainly traditional indemnity products to more innovative managed care products, standardizing our product offerings and consolidating our networks and claims payment systems. We plan to continue to maintain and improve our market position and financial performance by executing the following strategy:

                 o   Capitalize on Growth Opportunities.

                       -- Offer a broad spectrum of managed care products in our
                     local markets. We intend to continue to grow our business, particularly in the profitable middle-market customer segment, by maintaining, developing and offering the broad continuum of managed care products that the New York market demands. Generally, the breadth and flexibility of our benefit plan options are designed to appeal to a variety of employer groups and individuals with differing product and service preferences. We believe that customer needs will continue to change, requiring us to increase the variety of products we offer. These will include closely managed HMO products, a broad PPO network that contains nearly every hospital and offers the broadest physician network in the market and an EPO product with no out-of-network benefit. We are also developing a point of service, or POS, product, to be offered to our small and middle market HMO accounts later this year. Product variations will include freedom in selecting providers, cost sharing, scope of coverage and degree of medical management.

                       -- Grow our national accounts business. We view national
                     accounts as an attractive growth opportunity, as this group represents approximately 38% of employed persons in the United States. We believe our position in the New York City metropolitan area, where a significant number of national businesses have offices, provides us with a competitive advantage in our efforts to grow the business. In addition, we intend to continue to grow national accounts business through the promotion of the BlueCard program.

                       -- Expand geographically. We also intend to pursue
                     expansion opportunities, especially those in or adjacent to our current service areas. We believe that we have developed an expertise in systems migration, network development, marketing, underwriting and cost control that is transferable to attractive markets within and outside New York and which positions us to take advantage of opportunities that may arise as the consolidation of the health insurance industry continues.

                 o Leverage the Strength of the Blue Cross and Blue Shield Brands. We believe that our license to use the Blue Cross and Blue Shield names and marks gives us a significant competitive advantage in New York, and we intend to continue to promote the value of these brands to attract additional customers and members.

                 o Continue to Promote the Use of Medical Information to Offer Innovative Products and Services to Members and Providers. We intend to be a leader in the use of medical information to facilitate and enhance communications and delivery of service among employers, employees and other health care providers. We believe that our members will increasingly desire and demand ready access to a repository of comprehensive, accurate and secure medical and health-related information that can be transmitted by the member to physicians and medical institutions.

                o Reduce Costs through Operational Excellence. We are seeking to achieve operational excellence by improving delivery of service, customer satisfaction and financial results through zero defects, rapid turnaround times and lower operating costs. We have identified three key areas that reduce medical and administrative costs: administrative performance; quality of care and medical management initiatives; and technology enhancements. We are executing a number of initiatives that we believe will enable us to realize benefits in each of these areas. For example, we recently entered into a collaboration with IBM to modernize our legacy systems applications.

OUR NEW YORK REGIONAL MARKETS

           New York is the third most populous state in the United States, with a total population of approximately 19.2 million, according to the most recent U.S. census estimates. We believe we can significantly increase our market share through focused market efforts on a cost effective basis, given the high population density in selected markets such as the New York City metropolitan area. The New York marketplace is also comprised of a diverse customer base requiring a broad range of product offerings and we believe our extensive experience, understanding of and history of operating in this unique marketplace combined with our leading market share and brand recognition provides us with a distinct competitive advantage.

           We operate in 28 counties in New York, including ten counties in the New York City metropolitan area, and 16 counties in New Jersey. In our New York service areas, we provide our products and services through our indirect, wholly owned subsidiaries, Empire HealthChoice Assurance, or Empire, a New York licensed accident and health insurer, and Empire HealthChoice HMO, a New York and New Jersey licensed HMO. The following table demonstrates our service areas by region (including in New Jersey), population (based on the 2000 census), membership by residence (as of December 31, 2002) and branding:





        REGION                        COUNTIES                      POPULATION          MEMBERSHIP (1)        BRANDING
        ------        ---------------------------------------       ----------          --------------        --------
                                                                   IN THOUSANDS        IN THOUSANDS

New York City        New York, Bronx, Richmond, Queens, Kings,       12,068              2,466         Exclusive licenses to use
Metropolitan area    Nassau, Suffolk, Westchester, Rockland,                                           Blue Cross and Blue Shield
                     Putnam                                                                            names and marks

Upstate New York     Dutchess, Orange, Sullivan, Ulster,                985                255         Exclusive licenses to use
                     Columbia, Greene                                                                  the Blue Cross and Blue

                                                                                                       Shield names and marks
                     Delaware                                            48                  6         Non-exclusive licenses to
                                                                                                       use the Blue Cross and Blue
                                                                                                       Shield names and marks

                     Albany, Rensselaer, Saratoga, Schenectady,         950                176         Exclusive license to use
                     Achoharie, Warren, Washington                                                     only the Blue Cross names
                                                                                                       and marks

                     Clinton, Essex, Fulton, Montgomery                 224                 36         Non-exclusive license to use
                                                                                                       only the Blue Cross names
                                                                                                       and marks
New Jersey           Bergen, Burlington, Camden, Essex, Hudson,       7,124                234 (2)     WellChoice
                     Hunterdon, Mercer, Middlesex, Monmouth,
                     Morris, Ocean, Passaic, Somerset, Sussex,
                     Union, Warren


           (1) Excludes 1.4 million members who reside outside of our service areas but includes the portion of our 1.0 million national account members who reside in any of our New York or New Jersey service areas.

           (2) Includes members who are employed by customers of our New York State operations.

           Our New Jersey operations are operated under the WellChoice brand comprised of WellChoice Insurance of New Jersey and Empire HealthChoice HMO d/b/a WellChoice HMO of New Jersey, which engages in managed care business in New Jersey. Our New Jersey operations were launched in 1998 and offer a comprehensive network of providers across Northern and Central New Jersey and we expanded our New Jersey service area in 2001 to include the Southern New Jersey counties of Burlington, Camden and Ocean.

           We also market our Blue Cross Blue Shield products and services to national accounts customers, generally large, multi-state employers. As of December 31, 2002, approximately 22% of our members were covered under national accounts. The national accounts are generally self-funded employers to which we provide our products on an ASO basis with their employees having access to a nationwide network of providers through the BlueCard program.

           Substantially all of our revenue is derived from group accounts that have an office in our service areas in New York State or from individual members who reside in the state.

HEALTH CARE BENEFITS, PRODUCTS AND SERVICES

           We offer a wide range of health insurance products. Our offerings include managed care products consisting of HMO, PPO and EPO plans and traditional indemnity products. Our principal health products are offered both on an insured and, except with respect to our HMO products, self-funded, or ASO, basis and, in some instances, in a combination of insured and self-funded.

           The following table illustrates our health benefits membership by product as of December 31, 2002:
                                                  MEMBERSHIP         PERCENTAGE
                                              ----------------    --------------
                                               (IN THOUSANDS)
Commercial managed care:
       Group PPO, HMO, EPO and other(1)(2)         2,019                 43.8%
       New York City and New York State PPO        1,786                 38.8
                                               ------------          -----------


Total commercial managed care                      3,805                 82.6

Other insurance products and services:
       Indemnity                                     567                 12.3
       Individual                                    236                  5.1
                                               ------------          -----------


Total other insurance products and services          803                 17.4
                                               ------------          -----------


Overall total                                      4,608                100.0%
                                               ------------          -----------



________________
           (1) Our HMO product includes Medicare+Choice. As of December 31, 2002, we had approximately 55,000 members enrolled in Medicare+Choice.

           (2) "Other" principally consists of our members enrolled in dental only coverage.


           Revenues from external customers, investment income and realized gains, other revenue and income from continuing operations before income tax expense attributable to each of our reportable segments are set forth in Note 18 to the Consolidated Financial Statements, which are included elsewhere in this report. Assets are not allocated to the segments. We do not have intersegment sales or expenses.

    COMMERCIAL MANAGED CARE PRODUCTS

           Managed care generally refers to a method of integrating the financing and delivery of health care within a system that manages the cost, accessibility and quality of care. Managed care products can be further differentiated by the types of provider networks offered, the ability to use providers outside such networks and the scope of the medical management and quality assurance programs. Our members receive medical care from our networks of providers in exchange for premiums paid by the individuals or their employers and, in some instances, a co-payment by the member. We reimburse the providers according to pre-established fee arrangements and other contractual agreements that encourage use of the most appropriate care.

           We currently offer three types of managed care plans: an HMO product, a PPO product and an EPO product.

           HMO. Our HMO plan provides members and their dependent family members with all necessary health care for a fixed monthly premium in addition to applicable member co-payments. Health care services can include emergency care, inpatient hospital and physician care, outpatient medical services and supplemental services, such as dental, behavioral health and prescription drugs. Under our standard HMO product, members must select a primary care physician within the network to provide and assist in managing care, including referrals to specialists. We also offer a Direct Connection HMO product, which offers all the advantages of our standard HMO product, but allows our members to seek care from in-network specialists without a referral. We also provide services to Medicare recipients through our Medicare+Choice product, which covers all Medicare covered services, Medicare deductibles and coinsurance and certain additional services. Members receive all covered medical care through physicians selected from the applicable provider network.

           PPO. Similar to an HMO, a PPO managed care plan provides members and their dependent family members with health care coverage in exchange for a fixed monthly premium. Our PPO provides its members with a larger network of providers than our HMO. These providers represent a broad spectrum of medical specialties, and members do not have to obtain any referrals from primary care providers in order to obtain access to these specialists. A PPO differs from a standard HMO in that members are not required to select a primary care physician or obtain a referral to utilize in-network specialists and also provides coverage for members who access providers outside of the network. Out-of-network benefits are usually subject to a deductible and coinsurance. Our PPO also offers national in-network coverage to its members through the BlueCard program. For our New York State and New York City accounts we provide a hospital-only network benefit.

           EPO. Our EPO plan is similar to our PPO managed care plan but does not cover out-of-network care. Members may choose any provider from our EPO network in our New York service area and do not need to select a primary care physician. Outside of our service area in New York State, EPO members may use the BlueCard program to secure in-network benefits nationally. We currently offer an EPO product only to New York State employers and to national accounts on a self-funded basis. For national accounts needing coverage in jurisdictions where the EPO product is prohibited, we offer a variation of this product that requires a 50% coinsurance payment for out-of-network services.

    BLUECARD

           For our members who purchase our PPO, EPO and indemnity products under a Blue Cross Blue Shield plan, we offer the BlueCard program. The BlueCard program offers members in-network benefits through the networks of the other Blue Cross Blue Shield plans in other states and regions. In addition, the BlueCard program offers our members in-network coverage in over 200 countries and territories. We believe that the national and international coverage provided by this program allows us to compete effectively with large national insurers, without compromising our focus and concentration in our geographical region. We derive administrative fees from other Blue Cross Blue Shield plans when their members receive medical care from providers in our service areas. In 2002, approximately 367,000 members of other Blue Cross Blue Shield plans utilized our provider networks through the BlueCard programs. We also pay other Blue Cross Blue Shield plans administrative fees when our members receive medical care from providers in those other plans' service areas.

OTHER INSURANCE PRODUCTS AND SERVICES

    TRADITIONAL HOSPITAL ONLY AND INDEMNITY

           We provide indemnity health insurance, which generally reimburses the insured for a portion of actual costs of health care services rendered by physicians, hospitals and other providers. Persons with indemnity insurance are not restricted to receiving professional medical services from a specified provider network. Our indemnity products include hospital-only coverage and comprehensive hospital and medical coverage.

    INDIVIDUAL PRODUCTS

           We also offer a number of individual products, including Child Health Plus, Medicare supplemental, Healthy New York (whether purchased by groups or by individuals), Direct Pay hospital-only and the New York State-mandated, direct pay HMO and HMO based point of service products. Child Health Plus provides a managed care product similar to our HMO products to children under the age of nineteen who are ineligible for Medicaid and not otherwise insured. Our Medicare supplemental insurance policy, also referred to as a Medigap policy, is designed to supplement Medicare by paying hospital, medical and surgical expenses as well as, in some cases, prescription drug for a portion of the fees not covered by Medicare. Direct Pay hospital-only is a low-cost policy that covers primarily inpatient services on an indemnity basis and Healthy New York is a state-mandated HMO product. We also serve as fiscal intermediary for the Medicare Part A program and a carrier for the Medicare Part B program, for which we receive reimbursement of certain costs and expenses at predetermined levels. In addition, we offer dental coverage on a PPO basis and other dental managed care products.

ADMINISTRATIVE SERVICES ONLY

           In addition to our insured plans, we also offer selected products, including PPO, EPO and traditional benefit designs, on a self-funded, or ASO, basis where we provide claims processing and other administrative services to employers. Employers choosing to purchase our products on an ASO basis fund their own claims but their employees are able to access our provider network at our negotiated discounted rates. We administer the payment of claims to the providers but we do not bear any insurance risk in connection with claims costs because we are reimbursed in full by the employer. The administrative fee charged to self-funded groups is generally based on the size of the group and services provided. Our primary ASO customers are large national accounts and large local groups (over 500 employees).

MARKETING AND DISTRIBUTION

           Our marketing activities concentrate on promoting our strong brands, quality care, customer service efforts, the size and quality of our provider networks, our financial strength and the breadth of our product offerings. We distribute our products through several different channels, including our salaried and commission-based internal sales force, independent brokers and telemarketing staff. We also use our Website to market our products.

           Branding and Marketing. Our branding and marketing efforts include "brand advertising," which focuses on the Blue Cross and Blue Shield names and marks, "acquisition marketing," which focuses on attracting new customers, and "institutional advertising," which focuses on our overall corporate image. We believe that the strongest element of our brand identity is the "Cross and Shield." We seek to leverage what we believe to be the high name recognition and comfort level that many existing and potential customers associate with this brand. Also, the BlueCard program is an important component of our Blue Cross Blue Shield marketing strategy as it enables us to compete for large multi-state employer groups. Acquisition marketing consists of business to business marketing efforts which are used to generate leads for brokers and our sales force as well as direct to consumer marketing which is used to add new customers to our direct pay businesses. Institutional advertising is used to promote key corporate interests and overall company image. We believe these efforts support and further our competitive brand advantage. Our strategy will be to continue utilizing the Blue Cross and Blue Shield brands for all products and services in our service areas in New York and to continue to establish the WellChoice brand outside of New York.

           Distribution. We employ our sales force through our wholly owned subsidiary, EHC Benefits Agency, Inc. As of January 7, 2003, our sales force consisted of over 100 people. We also utilize the services of approximately 4,200 independent brokers in New York and approximately 1,600 in New Jersey. In addition, we employ 18 general agents to distribute our products in New Jersey, as well as five general agents to distribute our products to middle-market and large groups in New York. Several account representatives and managers are dedicated exclusively to maintaining our relationships with our national accounts and labor union customers. We rely on independent brokers to market our products to small and middle-market groups. Our telemarketing division and our direct sale divisions are primarily responsible for marketing our managed health care plans to small groups. We believe that each of these marketing methods is optimally suited to address the specific health insurance needs of the customer base to which it is assigned.

           We compete for qualified brokers and agents to distribute our products. Strong competition exists among health insurance companies and health benefits plans for brokers and agents with demonstrated ability to secure new business and maintain existing accounts. The basis of competition for the services of such brokers and agents are commission structure, support services, reputation and prior relationships, the ability to retain clients and the quality of products. We believe that our brokers gain significant benefits from our broker Internet portal, which enables brokers to obtain quotes for our small group products over the Internet. We believe that we have good relationships with our brokers and agents, and that our products, support services and commission structure are highly competitive in the marketplace.

           CUSTOMERS

           The following chart shows our membership by customer group at December 31, 2002:

                                        MEMBERSHIP                PERCENTAGE
                                    --------------------    --------------------
                                       (IN THOUSANDS)

Large group                                   2,903                     63.0%
Small group and middle market                   394                      8.6
Individuals                                     290                      6.2
National accounts                             1,021                     22.2
                                    --------------------    --------------------


Total                                         4,608                    100.0%
                                    --------------------    --------------------


           We sell products to customers ranging in size from large national institutional accounts to individuals. We continually seek to obtain an optimal and balanced portfolio of business across all of our customer segments.

           Large Groups. This customer base consists of large organizations with operations in our service areas that have more than 500 employees and includes New York State, New York City and local governmental employers and labor unions. Our large corporate accounts purchase our products on both an insured and ASO basis. We sell our products to New York State and New York City in their capacity as employers. As of December 31, 2002, New York State and New York City employees covered under our PPO product represented 21.4% and 17.4%, respectively, of our total membership enrollment and labor unions represented 11.7% of our membership enrollment. The pricing of our PPO products provided to New York State and New York City historically have been renegotiated annually. Effective January 1, 2003, we agreed to new pricing with New York State covering a three-year period through December 31, 2005, though each party retains the right to terminate the contract on six months' notice. The New York City account is currently under renegotiation based upon a competitive bid process that is open to us and to third parties. The contract awarded to the winner of this competitive bid process is expected to commence July 1, 2003. We had rates in place through December 31, 2002 with respect to our PPO products with the New York City account. We are currently negotiating the pricing of our PPO products with New York City for the first six months of 2003. The loss of one or both of the New York City and New York State accounts would result in reduced membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

           Small Group and Middle Market. This customer base consists of smaller (two to 50 employees) and mid-sized (51 to 500 employees) companies. Our smaller groups have tended to purchase HMO products, while our middle market groups are covered by a mix of our HMO, PPO and EPO products. Our middle and small market groups are our most profitable customer base and we intend to continue to grow our business in these key markets. To build our business in the middle and small markets, we will continue to develop and release new products and services based on portfolio analyses and market research. Among other things, we are developing a point of service, or POS, product for this market. POS plans have all the features of an HMO, except that enrollees can also use out-of-network providers in return for deductibles and/or co-insurance. We anticipate that the POS product will be available to our small group HMO accounts in New York in mid-2003 and that the POS product will be available to larger HMO accounts later this year.

           Individuals. This customer base consists principally of members who utilize our government-related products including Child Health Plus, Medicare supplemental, Medicare+Choice, Healthy New York, Direct Pay hospital-only and two New York State-mandated direct pay HMO and HMO based point of service products.

           National Accounts. National accounts consist of large multi-state employers for whom technology, flexibility, access to the BlueCard program and single-point accountability are important factors. National accounts often engage consultants to work with our in-house sales staff to tailor benefits to their needs. Substantially all of our national accounts purchase our products on an ASO basis. In order to provide ASO services and access to the BlueCard program to customers that are headquartered outside of our licensed areas, we are required under our Blue Cross and Blue Shield licenses to obtain the consent of the Blue Cross Blue Shield plan licensed in the service area in which the customer is headquartered, a process referred to as "ceding."

UNDERWRITING AND PRICING

           Disciplined underwriting and appropriate pricing are core strengths of our business and we believe are an important competitive advantage. We continually review our underwriting and pricing guidelines on a product-by-product basis in order to maintain competitive rates in a manner that is consistent with our long-term commitment to quality care. As a result of our disciplined approach to underwriting and pricing, we have attained consistent profitability in our insured book of business.

           Our claims database enables us to establish rates based on our own experience and provides us with important insights about the risks in our service areas. We tightly manage the overall rating process and have processes in place to ensure that underwriting decisions are made by properly qualified personnel. In addition, we have developed and implemented a sophisticated process to detect fraudulent groups and employees.

       Our rating policies in New York differ by group size product offerings. Our middle-market and large group accounts for EPO, PPO and indemnity products are experience rated. This means that our premium rate for each of these accounts is calculated based upon demographic criteria such as age, gender, industry and region and experience criteria, referring to the actual cost of providing health care to that group during a period of coverage. For middle-market groups, the rates are set prospectively. For large groups with PPO, EPO or traditional benefit designs, we employ prospective and retrospective ratings. Our New York City and New York State accounts are retrospectively rated. In retrospective rating, a premium rate is determined at the beginning of the policy period. Once the policy period has ended, the actual experience is reviewed. If the experience is positive (actual claim costs and other expenses are less than those expected), then a refund may be credited to the policy. If the experience is negative, then under most of our contracts the deficit is recovered from future years' refunds, but if the customer elects to terminate coverage, deficits cannot be recovered. Other contracts, however, allow us to call in additional premiums to cover a portion or all of the deficit immediately.

           Our HMO products sold in New York State, as well as all other insured products purchased by small groups and individuals, are community rated. The premiums for community rated products are set according to our expected costs of providing medical benefits to the community pool as a whole, rather than to any customer or sub-group of customers within the community. We cannot factor in other criteria in rating our premiums for these products, other than Medicare eligibility. We use a variation of community rating in New Jersey for all small group products. All of our community rated products in New Jersey are determined for a community pool according to the age, sex and county of residence of the members.

           Both the New York and New Jersey community rated products are set prospectively, meaning that a fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in cost of benefits provided may not be able to be recovered in that current policy year. However, prior experience, in the aggregate, is considered in determining premium rates for future periods.

           With respect to our Medicare+Choice plan, we have a contract with the Centers for Medicare and Medicaid Services, or CMS, to provide HMO Medicare+Choice coverage to Medicare beneficiaries who choose health care coverage through our HMO program in New York City and Nassau, Suffolk, Rockland and Westchester counties in New York State. Under this annual contract, CMS pays us a set rate based on membership that is adjusted for demographic factors. In addition, the Medicare product offered by us in Nassau, Suffolk, Rockland and Westchester counties requires a supplemental premium to be paid by the member.

QUALITY INITIATIVES AND MEDICAL MANAGEMENT

           Our approach to quality initiatives and medical management seeks to ensure that high quality care is provided to our members. For purposes of our quality programs, we segment our membership into four health categories and allocate our resources to facilitate the delivery of quality health care appropriate for each segment. Our quality initiatives and medical management approach seeks to improve member health, to avoid health risks and to lower costs. We use sophisticated healthcare information technologies to identify those members who incur a disproportionate amount of health care costs for treatment and hospitalization. We use this information to work with physicians to develop appropriate intervention programs intended to improve member health and thereby minimize future claims expenditures.

           As of June 30, 2002, approximately 8% of our insured commercial managed care customers who had both medical and hospital coverage accounted for 63% of our medical claims expenses for that customer group during that period. We are focusing on controlling these costs by using innovative technology, including sophisticated databases that can identify and monitor specific members who have the potential for high costs of benefits provided. Our programs are built upon nationally recognized guidelines. We use statistical modeling techniques to identify members in high-risk populations. In addition, our SARA initiative, which is offered to our ASO accounts and some insured groups and provided to HMO members, serves as an early intervention program with a goal of identifying potential issues in physician-recommended treatments. These tools provide identification and monitoring. We then use the information to develop and align treatment programs for individual members.

           We use our technology infrastructure to implement our quality of care and medical management initiatives. Our current claims system feeds data into both our process to identify high risk members and our SARA program. The SARA program analyzes medical, laboratory, pharmacy and hospital claims data with the goal of identifying patients at risk of potentially serious medical conditions and alerting providers of identified risks, such as adverse drug reactions, skipped preventive screenings and overlooked tests. These members are also alerted online in the secure site in their SARA messaging center.

           In addition, we have developed and provide a variety of services and programs for the acute, chronic and complex populations as well as online and offline educational materials to help keep members healthy. These include pre-certification and concurrent review hospital discharge services for acute patients, as well as disease management programs, such as asthma, congestive heart failure and end stage renal disease, for the chronic care population and nurse case managers for complex population members. These programs seek to enhance quality by eliminating inappropriate hospitalizations or services and eliminating possible complications of procedures performed in hospitals.

           We have created a pilot program in support of patient safety, in conjunction with IBM, PepsiCo, Inc., Verizon Communications, Inc. and Xerox Corporation (four of our national accounts). Using what is known as Leapfrog Group standards, this program aims to improve patient safety in hospitals by giving consumers information to make more informed hospital choices. The Leapfrog Group is sponsored by the Business Roundtable, a national association of Fortune 500 companies. The goals of our pilot program are to provide a Web-based tool that allows easy access and review of the Leapfrog patient safety data, on a hospital-by-hospital basis, for our employees and for employees of our key customers participating in the pilot, and to provide financial rewards to hospitals that meet the patient safety standards identified with the help of national patient safety experts by The Leapfrog Group.

           We also encourage the prescription of formulary and generic drugs, instead of non-formulary equivalent drugs, through member and physician interactions. In addition, through arrangements with our prescription benefit manager, AdvancePCS, we are able to obtain discounts on certain medications through bulk purchasing and rebates.

           We have integrated medical policies, which we derive from CMS and commercial and industry standard sources into our claims processing systems. This integration substantially enhances the quality and accuracy of our claims adjudication process.

INFORMATION SYSTEMS AND TELECOMMUNICATIONS INFRASTRUCTURE

           The development and enhancement of our information technology systems and integrated voice and data capabilities has been, and continues to be, a key component of our strategy of operational excellence. We have spent significant time and resources enhancing the capabilities of our customer service systems. We have consolidated multiple claims systems into two platforms and are in the process of migrating our national accounts claims, which have been processed by National Accounts Service Company, LLC, or NASCO, into our other claims platform. To this end, we have commenced negotiations to terminate our claims processing agreement with NASCO, a company in which we have a 25.1% ownership interest. In addition, we have implemented innovative voice and data technologies that link most of our office locations, allowing us to broadcast and communicate real-time right to our employees' desktops. These initiatives and innovations have allowed us to:

     o increase our "first pass rate" for physician claims, from 71.6% in 1998 to 87.8% in the second half of 2002, and, for hospital claims, from 43.8% in 1998 to 72.1% in the second half of 2002;

     o enable physicians to submit claims via the Internet and to have these claims adjudicated in real-time; and

     o    improve the timeliness and ease of financial and other reporting.

           We believe that our success in enhancing and consolidating our information systems provides us with a distinct competitive advantage that will allow us to grow our business organically as well as through potential strategic acquisitions. We believe our experience in this area will allow the integration of other information technologies and processes into our own in a timely and efficient manner.

COLLABORATIONS

           In addition to developing technological and managerial capabilities internally, we also collaborate with third parties to develop new systems, technologies and capabilities. These collaborations allow us to leverage the core strengths of third parties to create better quality of service for our customers as well as to increase efficiencies of our internal systems and processes. We are currently involved in a major collaboration that we believe will serve to substantially enhance our technological capabilities and cost efficiencies.

           IBM. Through a technology alliance with IBM, we plan to continue to enhance our information systems and processes as well as to transition our technology systems to new state-of-the-art platforms and technologies. A key component of our agreement with IBM is to acquire or develop new systems, which are built on open architectures. Open architectures employ a common set of business rules, programming codes and processes which are developed using the same standards so that new functionality can be quickly and efficiently built or integrated.

           The IBM agreement became effective in June 2002 and is for a term of ten years. Under the agreement, IBM is responsible for operating our data center, applications development and technical help desk. In connection with these services, IBM has sublet our data center facility in Staten Island, New York. Under the agreement, a significant portion of our information systems staff have become employees of IBM and work on applications development for us. We have, however, retained approximately 140 information systems personnel who will continue to be responsible for and who will oversee the further enhancement of the systems that they were responsible for prior to the IBM agreement. In order to maintain the continuity, consistency and quality of our operations after these operations have transitioned to IBM, the agreement includes mutually developed performance, quality and pricing benchmarks that must be maintained by IBM. We also have the flexibility to adjust our requirements to respond to dynamic shifts in the industry, such as:

     o    reductions in membership for a particular product;

     o customary advances in technology or improvements in the methods of delivering services which modify, reduce or eliminate our need for a particular service from IBM; or

     o a substantial increase or reduction in our actual usage of a resource provided under the agreement.

           Pursuant to the IBM agreement, we will work jointly with IBM to modernize our systems applications. Some of the systems application software development will be done overseas from IBM's offices in Bangalore, India or, in the event this facility becomes unavailable during the life of the agreement, services will be provided from a replacement facility. These applications include technological enhancements based on the ongoing requirements of our business and solutions developed based upon our specifications.

           The systems applications will be integrated with a new claims payment system being developed by deNovis, in coordination with IBM, which will be licensed to us when it is completed. deNovis is a privately held startup claims payment systems developer. The system is expected to be ready for acceptance by us in accordance with its specifications no earlier than 2005. We will own the software developed by IBM under the agreement, other than the claims payment system.

           Subject to the successful completion and acceptance of the claims payment system, we will pay $50.0 million for a perpetual license granted by IBM, which includes custom development fees. Under the agreement with IBM, we are scheduled to pay $25.0 million of this fee in four equal installments upon the achievement of specified milestones, the last of which is our acceptance of the claims payment system. The remaining $25.0 million will be paid one year following the date we accept the claims payment system. Following the expiration of the one year warranty period that begins upon the payment of the final installment, we will pay IBM an annual fee of $10.0 million for maintenance and support services.

           In connection with IBM's modernization of our other systems, we have contracted to purchase $65.0 million in integration and modernization services from IBM over a four year period beginning in 2002 with a target purchase rate of $7.3 million, $28.3 million, $19.0 million, $7.2 million and $3.2 million during 2002, 2003, 2004, 2005 and 2006, respectively. We may defer the purchase of services beyond the target date, provided that, to the extent we delay purchases more than one year beyond the target year, we will pay a premium to IBM of 10% per annum of the contract price. The amount that we will actually spend for these integration and modernization services could be less or greater than the annual target purchase rate. Through December 31, 2002, we purchased $4.2 million of integration and modernization services under this agreement.

           Our outsourcing agreement with IBM contains standard indemnification clauses, which reduce the risk associated with a variety of claims and actions, including certain failures of IBM to perform under the agreement. We have the right to terminate certain services if IBM fails to meet our quality and performance benchmarks and we may terminate our relationship with IBM in its entirety upon the occurrence of material breaches under the agreement, IBM's entrance into the health insurance business, changes of control and certain other events which are damaging to us. We can terminate the outsourcing agreement without cause after July 1, 2004, or at any time within twelve months following a change of control of WellChoice by paying a termination fee to IBM. The termination fee includes a lump sum payment that will decrease over the life of the agreement. For any WellChoice termination without cause, the lump sum decreases from $25.0 million beginning in June 2004 to $0.9 million in January 2012. We have the right to pay only a portion of this lump sum payment if we choose to terminate only certain discrete portions of IBM's services rather than the entire agreement. Any termination following a change of control of WellChoice requires a similar one-time payment which decreases over the life of the agreement and which is approximately 80% of the payment described in the previous sentence, although we do not have the similar right to terminate only portions of IBM's services, as allowed with a termination without cause. The termination fee additionally includes, above the required one time payment, reimbursement of certain of IBM's costs, subject to reduction to the extent we purchase equipment, assume licenses and leases and hire employees used by IBM to provide the services. We also have the right to terminate the agreement for no cost within six months following a change of control of IBM.

           Aware Dental. We have outsourced much of the management of our dental products to Aware Dental Services, LLC of Minnesota. Aware Dental Services, a joint venture between De Care International and Blue Cross and Blue Shield of Minnesota, provides dental development, management and administrative services in connection with dentist networks. Under this arrangement, Aware Dental is responsible for customer service, underwriting and pricing, provider contracting, claims processing and utilization management. We retain responsibility for membership and billing services, and we share joint responsibility with respect to the marketing and sales of our products, information technology, product development and design and regulatory filings.

PROVIDER ARRANGEMENTS

           Our relationships with health care providers, physicians, hospitals, other facilities and ancillary health care providers are guided by state and national standards established by applicable regulatory authorities for network development, reimbursement and contract methodologies. In contrast to some for health services provided to our members health benefits companies, it is generally our philosophy not to delegate full financial responsibility for health services provided to our members to our providers in the form of capitation-based reimbursement. For some ancillary services, such as behavioral health services, we have entered into capitation arrangements with entities that offer broad based services through their own contracts with providers. We attempt to provide market-based reimbursement along industry standards. We seek to ensure that providers in our networks are paid in a timely manner. We seek to maintain broad provider networks to ensure member choice while implementing effective management programs designed to improve the quality of care received by our members.

           To build our provider networks, we compete with other health benefits plans for contracts with hospitals, physicians and other providers. We believe that physicians and other providers primarily consider member volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities when deciding whether to contract with a health benefits plan.

           Hospitals. We generally contract for hospital services to be paid on a per diem basis or, for some services and in some areas, on a case rate basis when beneficial. We have multi-year reimbursement arrangements with approximately 70% of the hospitals in our New York network subject to early termination pursuant to notice periods generally ranging from 90 to 180 days. The remainder of our New York network hospitals have the right to renegotiate rates annually. It is our goal to enter into multi-year reimbursement arrangements with all network hospitals. The hospital industry in New York is well organized, with a significant amount of bargaining power. A large physician network is a competitive strength in competing with other health insurers for contracts with hospitals. We believe that the size of our physician network and our strong relationship with physicians in our market coupled with our extensive operating history in our service areas, is sufficient to preserve a competitive advantage. Our responsive reimbursement methodology, revised cost and utilization management review process and our open channels of communication are key components of our relationship and credibility with hospitals.

           Physicians. Fee-for-service is our predominant reimbursement methodology for physicians. Our physician rate schedules applicable to services provided by in-network physicians are pegged to a resource-based relative value system fee schedule and then adjusted for competitive rates in the market. This structure is similar to reimbursement methodologies developed and used by the federal Medicare system and other major payers.

           With respect to Blue Cross and Blue Shield branded products, in our New York service areas and counties that are contiguous to these areas, services are provided to our members through our network providers with whom we contract directly. Members seeking medical treatment outside of these areas are served by providers in these areas through the BlueCard program. With respect to our New Jersey operations, we contract directly with physicians in our New Jersey service area and provide members outside of New Jersey with coverage through a third party national provider network.

           Subcontracting. We subcontract our behavioral healthcare and pharmacy services through contracts with third parties. Our behavioral health care is provided through Magellan Behavioral Health, Inc. which arranges through care managers and a network of behavioral health care providers for a continuum of behavioral health services focusing on access to appropriate providers and settings for behavioral health care. Our contract with Magellan is multi-year and capitation based. In addition, we have a five-year agreement with AdvancePCS expiring December 31, 2005, pursuant to which AdvancePCS provides pharmacy benefit management services to our members. These services include member services, retail pharmacy network contracting and management, claims processing, payment of claims to participating pharmacies and drug rebate negotiations with manufacturers. We retain primary responsibility for formulary management and compliance, utilization management and pharmacy clinical policies and programs.

           In addition, a number of other ancillary service providers, including laboratory service providers, home health agency providers and intermediate and long-term care providers, are contracted with to provide access to a wide range of services. These providers are normally paid on either a fee schedule, fixed-per-day or per case basis.

COMPETITION

           The health insurance industry is highly competitive, both nationally and in New York and New Jersey. Competition has intensified in recent years due to more aggressive marketing and pricing, a proliferation of new products and increased quality awareness and price sensitivity among customers.

           Industry participants compete for customers based on the ability to provide a total value proposition which we believe includes quality of service and flexibility of benefit designs, access to and quality of provider networks, brand recognition and reputation, price and financial stability.

           We believe that our competitive strengths, including the size and quality of our provider network, the broad range of our product offerings and our Blue Cross Blue Shield license position us well to satisfy these competitive requirements.

           Competitors in our markets include national health benefits companies and local and regional for-profit and not-for-profit health insurance or managed care plans. Our markets for managed care products are generally more competitive than our markets for other products, including indemnity products. Our largest competitors in the New York City metropolitan area include national health benefits companies, such as UnitedHealthcare and Aetna, and regional local health insurers, such as Oxford Health Plans, Health Insurance Plan of Greater New York and Group Health Incorporated. We compete in upstate New York with other "Blue" plans, including HealthNow New York Inc., as well as other non-"Blue" plans, such as Capital District Physicians Health Plan and MVP Health Plan. Our major competitors for national accounts customers include other "Blue" plans as well as UnitedHealthcare, Cigna and Aetna. In New Jersey, we compete with several national health benefits companies and Horizon Blue Cross Blue Shield.

BLUE CROSS BLUE SHIELD LICENSE

           We have the exclusive right to use the Blue Cross and Blue Shield names and marks for all of our health benefits products in all ten counties in the New York City metropolitan area and in six counties in upstate New York and a non-exclusive right to use those names and marks in one upstate New York county. In addition, we have an exclusive right to use only the Blue Cross names and marks in seven counties in our upstate New York service area and a non-exclusive right to use only the Blue Cross names and marks in an additional four counties in upstate New York. We refer to these 28 counties in New York as our Blue Cross Blue Shield licensed territory. We do not have any rights to use the Blue Cross and/or Blue Shield names and marks in New Jersey or elsewhere to market our products and services. We believe that the Blue Cross and Blue Shield names and marks are valuable identifiers of our products and services in the marketplace. The license agreements, which have a perpetual term (but which are subject to termination under circumstances described below), contain reserve requirements, discussed below under "Government Regulation --Capital and Reserve Requirements," and other requirements and restrictions regarding our operations and our use of the Blue Cross and Blue Shield names and marks.

           Upon the occurrence of any event causing termination of the license agreements, we would cease to have the right to use the Blue Cross and Blue Shield names and marks in the Blue Cross Blue Shield licensed territory. We also would no longer have access to the Blue Cross Blue Shield Association networks of providers and BlueCard program. We would expect to lose a significant portion of our membership if we lose these licenses. Loss of these licenses could significantly harm our ability to compete in our markets and could require payment of significant monetary penalties to the Blue Cross Blue Shield Association. Furthermore, the Blue Cross Blue Shield Association would be free to issue a license to use the Blue Cross and Blue Shield names and marks in the counties in New York in which we had previously used the Blue Cross and/or Blue Shield name and mark to another entity, which would have a material adverse affect on our business, financial condition and results of operations.

           Events which could result in termination of our license agreements include:

     o failure to maintain our total adjusted capital at 200% of authorized control level risk based capital, as defined by the NAIC risk based capital (RBC) model act;

     o failure to maintain liquidity of greater than one month of underwritten claims and administrative expenses, as defined by the Blue Cross Blue Shield Association, for two consecutive quarters;

     o    failure to satisfy state-mandated statutory net worth requirements;

     o    impending financial insolvency; and

     o a change of control not otherwise approved by the Blue Cross Blue Shield Association or a violation of the Blue Cross Blue Shield Association ownership limitations on our capital stock.

           The Blue Cross Blue Shield Association license agreements and membership standards specifically permit a licensee to operate as a for-profit, publicly traded stock company, subject to governance and ownership requirements.

           Pursuant to the rules and license standards of the Blue Cross Blue Shield Association, we guarantee our and our subsidiaries' contractual and financial obligations to respective customers. In addition, pursuant to the rules and license standards of the Blue Cross Blue Shield Association, we have agreed to indemnify the Blue Cross Blue Shield Association against any claims asserted against it resulting from our contractual and financial obligations.

           Each license requires an annual fee to be paid to the Blue Cross Blue Shield Association. The fee is determined based on premiums earned from products using the Blue Cross and Blue Shield names and marks and from a per-contract charge for self-funded membership. During 2002, 2001 and 2000, we paid fees to the Blue Cross Blue Shield Association in the amount of $3.2 million, $3.4 million and $3.5 million, respectively. The Blue Cross Blue Shield Association is a national trade association of Blue Cross Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the Blue Cross Blue Shield names and marks, as well as to provide certain coordination among the member plans. Each Blue Cross Blue Shield licensee is an independent legal organization and is not responsible for obligations of other Blue Cross Blue Shield Association member organizations. Subject to the "ceding" rules discussed below, we have no right to market products and services using the Blue Cross Blue Shield names and marks outside our Blue Cross Blue Shield licensed territory.

           Ceding. The rules and license standards of the Blue Cross Blue Shield Association set forth procedures with respect to the provision of insurance or administrative services to national accounts with employees located in numerous jurisdictions. With respect to insured products, a Blue Cross Blue Shield licensee may sell its products to national accounts covering members located outside of its licensed area, provided that the account has some operations in the insurer's licensed area and, if the account is headquartered in another Blue Cross Blue Shield insurer's licensed area, the other Blue Cross Blue Shield insurer must first "cede" the right to sell the insured product to the selling Blue Cross Blue Shield insurer. The duration of the ceding arrangement is determined by the two plans. With respect to products purchased on an ASO basis, Blue Cross Blue Shield licensees may offer this service to accounts outside of their licensed areas regardless of whether the customer has a presence in the licensed area, provided that the other Blue Cross Blue Shield licensee holding the Blue Cross Blue Shield license in the area in which the customer is headquartered cedes its right to the selling Blue Cross Blue Shield licensee. At December 31, 2002, membership attributable to all national accounts ceded by other plans to us represented approximately 41.8% (427,000 members) of our total national account membership, or approximately 9.3% of overall membership. Most of our ceding arrangements have a three-year term and are subject to renewal.

           BlueCard. Under the rules and license standards of the Blue Cross Blue Shield Association, other Blue Cross Blue Shield Association plans must provide health care to members of the BlueCard program in a manner and scope as consistent as possible to what such member would be entitled to in his or her home region. The Blue Cross Blue Shield Association requires us to pay administrative fees to any host Blue Cross Blue Shield Association member plan that provides these claims and other services to our members who receive care in their service area. Similarly, we are paid administrative fees for providing claims and other services to members of other Blue Cross Blue Shield plans who receive care in our service area.

 CLAIM RESERVES

           Medical benefits for claims occurring during any accounting period are paid upon receipt of claim and adjudication. We are required to estimate the ultimate amount of claims which have not been reported, or which have been received but not yet adjudicated, during any accounting period. These estimates, referred to as claim reserves, are recorded as liabilities on our balance sheet.

           We estimate claim reserves in accordance with Actuarial Standards of Practice promulgated by the Actuarial Standards Board, the committee of the American Academy of Actuaries that establishes the professional guidelines and standards for actuaries to follow. A degree of judgment is involved in estimating reserves. We make assumptions regarding the propriety of using existing claims data as the basis for projecting future payments. Factors we consider include medical cost trends, the mix of products and benefits sold, internal processing changes and the amount of time it took to pay all of the benefits for claims from prior periods. Differences between actual experience and the assumptions made in establishing the claim reserves may lead to actual costs of benefits provided to be greater or less than the estimated costs of benefits provided. The change in the claim reserve estimate during the accounting period is reported as a change in medical expense.

EMPLOYEES

           At January 20, 2003, we employed approximately 5,700 employees in our offices in New York City, Albany, Middletown, Yorktown Heights, Melville, Syracuse and Bohemia, New York, as well as Harrisburg, Pennsylvania, and several other smaller locations. Twenty-five employees in our internal sales division are subject to a collective bargaining agreement with the Office and Professional Employees International Union. No other employees are subject to collective bargaining agreements. Overall, we believe that our relations with our employees are good, and we have not experienced any work stoppages.

GOVERNMENT REGULATION

           The business operations of our subsidiary health insurance companies and health maintenance organizations are subject to comprehensive and detailed state regulation in New York and New Jersey, as well as federal regulation. Supervisory agencies, including state health and insurance departments and, in some instances, the state attorney general, have broad authority to:

     o    grant, suspend and revoke licenses to transact business;

     o    regulate many aspects of the products and services we offer;

     o    assess fines, penalties and/or sanctions;

     o    monitor our solvency and adequacy of our financial reserves; and

     o regulate our investment activities on the basis of quality, diversification and other quantitative criteria, within the parameters of a list of permitted investments set forth in applicable insurance laws and regulations.

           Our operations and accounts are subject to examination at regular intervals by these agencies. In addition, the federal and state governments continue to consider and enact many legislative and regulatory proposals that have impacted, or would materially impact, various aspects of the health care system. Many of these changes are described below. While certain of these measures could adversely affect us, at this time we cannot predict the extent of this impact.

           The federal government and the governments of the states in which we conduct our health care operations have adopted laws and regulations that govern our business activities in various ways. These laws and regulations may restrict how we conduct our business and may result in additional burdens and costs to us. Areas of governmental regulation include:

     o    licensure;

     o    policy forms, including plan design and disclosures;

     o    premium rates and rating methodologies;

     o    underwriting rules and procedures;

     o    benefit mandates;

     o    eligibility requirements;

     o    geographic service areas;

     o    market conduct;

     o    utilization review;

     o    payment of claims, including timeliness and accuracy of payment;

     o    special rules in contracts to administer government programs;

     o    transactions with affiliated entities;

     o    limitations on the ability to pay dividends;

     o    transactions resulting in a change of control;

     o    member rights and responsibilities;

     o    sales and marketing activities;

     o    quality assurance procedures;

     o    privacy of medical and other information and permitted disclosures;

     o    rates of payment to providers of care;

     o    surcharges on payments to providers;

     o    provider contract forms;

     o delegation of financial risk and other financial arrangements in rates paid to providers of care;

     o    agent licensing;

     o    financial condition (including reserves);

     o    corporate governance; and

     o    permissible investments.

       These laws and regulations are subject to amendments and changing interpretations in each jurisdiction. Failure to comply with existing or future laws and regulations could materially and adversely affect our operations, financial condition and prospects.

       The Company is also subject to federal and state laws, rules and regulations generally applicable to public corporations, including, but not limited to, those governed by the Commission, the Internal Revenue Service and state corporate and taxation departments. The Company is also subject to the listing standards of the New York Stock Exchange, or NYSE. The federal government, certain states and the NYSE and other self-regulatory organizations have recently passed or proposed new laws, rules or regulations generally applicable to corporations, including the Sarbanes-Oxley Act of 2002, that affect or could affect the Company. These changes will increase the company's costs and complexity of doing business and may expose the Company to additional potential liability.

       STATE REGULATION

           Generally. New York state laws and regulations contain requirements relating specifically to, among other things, Empire's financial condition, financial reserve requirements, premium rates, contract forms, utilization review procedures and rights to internal and external appeals, and the periodic filing of reports with the Department of Insurance. Empire is also subject to periodic examination by the Department of Insurance. WellChoice Insurance of New Jersey is a credit, life, accident and health insurance company licensed in New Jersey by the New Jersey Department of Banking and Insurance to operate in its 16-county service area, and is subject to similar regulation and oversight under New Jersey insurance law.

           Empire HealthChoice HMO has a certificate of authority issued by the Department of Health to operate as an HMO in its 28-county service area in New York State. Applicable state statutes and regulations require Empire HealthChoice HMO to file periodic reports with the Department of Health and the Department of Insurance and contain requirements relating to, among others, operations, premium rates and covered benefits, financial condition and marketing practices. These state agencies, together or individually, also exercise oversight regarding our provider networks, medical care delivery and quality assurance programs and reporting requirements, contract forms, including risk-sharing contracts, claims payment standards, compliance with benefit mandates, utilization review standards, including internal and external appeals, and financial condition. Empire HealthChoice HMO is also subject to periodic financial and market conduct examinations by the Department of Insurance and the Department of Health. In New Jersey, Empire HealthChoice HMO (operating as WellChoice HMO of New Jersey) is licensed as an HMO in its 16-county service area, and is subject to similar oversight by the New Jersey Department of Banking and Insurance and Department of Health and Senior Services.

           Underwriting and Rating Limitations. Health insurers in New York, and health insurers and HMOs in New Jersey, are required to offer coverage on a community rated, open enrollment basis to all small groups seeking coverage and may not utilize medical underwriting. HMOs in New York are also required to offer coverage on a community rated, open enrollment basis to essentially all groups seeking coverage and may not utilize medical underwriting. None of these may decline to accept individuals within a group based on health-related factors. All HMOs operating in New York are required to make coverage available to individuals on a non-group basis, without underwriting and on a community rated basis, through two standard policies with broad, comprehensive coverage. In addition, all HMOs are required to offer a standard product called Healthy New York to individuals and certain qualifying small groups. These requirements apply exclusively to HMOs, and not to accident and health insurers. Insurers and HMOs in New Jersey may opt to community rate small group business by class, so that rates may vary based on certain demographic factors, such as age and sex as well as location. In New Jersey, we have secured an exemption from offering direct pay coverage by paying an assessment to the State, but we do issue the standardized small group products required under New Jersey law.

           New York insurers may experience-rate insurance coverage for large groups (over 50 employees) and may apply medical underwriting rules to large groups, but the rates applicable to each member of the group cannot vary based on the individual's medical condition. In New York, Empire HealthChoice HMO must offer almost all coverage on a community rated basis, although we may distinguish between large groups, small groups and individuals for purposes of establishing rates. Experience rating is permitted for certain large group HMO products that include a point-of-service feature providing coverage out of the network. New Jersey insurers and HMOs may experience-rate insurance and HMO coverage for large groups.

           Insurers and HMOs cannot terminate coverage of an employer group based on the medical conditions existing within that group. In fact, they can cancel business for groups or individuals for only a limited number of reasons, such as fraud and default in payment of premium. Insurers and HMOs cannot exclude coverage for a pre-existing condition of a new employee of an existing employer group if that employee had previously satisfied a pre-existing condition waiting period with the prior insurer and if that person maintained continuous coverage. These limitations mirror the federal requirements established by the Health Insurance Portability and Accountability Act of 1996, or HIPAA.

           Initial rates and rating formulae for all new products in New York require the prior approval of the Department of Insurance. Initial rates for all small group and individual products in New Jersey require the prior approval of the New Jersey Department of Banking and Insurance. In New Jersey, large group rates and rating methodologies are not filed with the New Jersey Department of Banking and Insurance. Instead, a differential test is filed on a triennial basis, which shows that the value of the in-network and out-of-network benefits (including copayments and deductibles) cannot differ by more than 30% or, under certain circumstances, 40%.

           Rate increases on experience-rated products in either state do not require prior approval, but in New York, must be consistent with the formula filed with the Department of Insurance. Rate increases on community rated products in New York generally can be implemented on a file and use basis which does not require the prior approval of the Department of Insurance. With respect to rate changes for community rated products, the New Jersey Department of Banking and Insurance has 60 days from the date of receipt of a rate filing to disapprove the filing. Unless the filing is disapproved, the insurer or HMO may use the form on the effective date specified within the filing.

           As part of the plan of conversion, we agreed to several restrictions on premium rate increases relating to three categories of our individual members. A discussion of these restrictions is described under "Item 1 - Business - The Plan of Conversion--The Legislation and the Plan."

           New York State Hospital Reimbursement. New York hospital rates are governed by the Health Care Reform Act, which was adopted in 1997. The Health Care Reform Act eliminated New York's former state rate-setting system and allows hospitals and health insurance companies to negotiate reimbursement rates. The Act also provides certain funding streams for public goods, including graduate medical expenses and charity care. Graduate medical education expenses are subsidized through a monthly per covered life assessment on insurers, HMOs and self-insured plans. Compensation for bad debts and charity care and certain other programs are funded by an 8.18% surcharge on hospital services. We pay the surcharge directly to a State-run pool. The New York Governor's proposed 2003-2004 fiscal budget would increase the covered life assessment by approximately 5% and increase the 8.18% bad debt and charity care surcharge to 8.85%. The impact of these increases, if adopted, will be to increase our expenses.

           Market Stabilization and Stop Loss Pools. In connection with our participation in the small group and individual markets in New York, we are required to participate in the Market Stabilization Pool established by the Department of Insurance. In addition, we participate in certain Stop Loss Pools established by the state of New York created under the HealthCare Reform Act of New York. The Market Stabilization and Stop Loss Pools are collectively referred to as the "Pools." These Pools are discussed more fully in Note 2 to the Consolidated Financial Statements.

           Other Legislation. During the past several years, New Jersey and New York have enacted significant additional legislation relating to managed care plans. These recent legislative acts have contained provisions relating to, among other things, consumer disclosure, utilization review, removal of providers from the network, appeals processes for both providers and members, mandatory benefits and products, state funding pools, and provider contract requirements. New York and New Jersey also passed legislation governing the prompt payment of claims that require, among other things, that health plans pay claims within certain prescribed time periods or pay interest and fines. We have not incurred significant fines for prompt pay violations since those laws became effective.

           Other recently adopted state laws, which govern our business and significantly affect our operations include, among others:

     o A law in New York, which became effective on January 1, 2003, that mandates that health insurance plans provide or expand coverage for certain health care services. The law requires that plans provide coverage for primary and preventive obstetrical and gynecological care, more frequent annual mammogram screenings, cervical cytology screenings, bone density testing and treatment, and contraceptive coverage. While we have previously provided many of these benefits to our insured members, we expect that the impact of this law will be to increase our medical costs for these services.

     o A law passed in New Jersey in 2001 which allows members to sue their health insurance plan for injuries caused by negligence, including delay, in making coverage decisions. Such litigation could be costly to us and could have a significant effect on our results of operations.

     o Legislation in New Jersey giving the State Attorney General the authority to regulate the process by which physicians may jointly negotiate with health plans over fees and other contractual provisions which was passed into law in January 2002 and will expire in April 2008. The effectiveness of the law is subject to the issuance of regulations by the Attorney General. We cannot predict the ultimate impact this law will have on our business and results of operations in future periods.

           Foreign Laws and Regulations. We may be subject to the laws of states other than those in which we are licensed with respect to persons we cover who reside in those states. We may also be subject to scrutiny from regulatory agencies in those states. We do not believe the costs related to compliance with such laws will have an adverse impact on our business, financial condition or results of operations.

       INSURANCE AND HMO HOLDING COMPANY LAWS

           WellChoice is regulated as an insurance holding company system and is subject to the insurance holding company laws and regulations of New York and New Jersey as well as similar provisions included in the New York Department of Health regulations. These laws and regulations generally require that insurers or HMOs within an insurance holding company system register with the insurance or health department of each state where they are licensed to do business and to file with those states reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, various notice and reporting requirements generally apply to transactions between insurance companies or HMOs and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. These laws and regulations also require prior regulatory approval by domestic regulators or prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies or affiliates.

           Additionally, the holding company laws and regulations of New York and New Jersey and the Department of Health regulations in New York restrict the ability of any person to acquire control of an insurance company or HMO without prior regulatory approval. Applicable New York statutes and regulations require the prior approval of the Commissioner of Health for any acquisition of control of Empire HealthChoice HMO, Empire or WellChoice, and the prior approval of the Superintendent of Insurance for any acquisition of control of Empire or WellChoice. Similarly, New Jersey law requires the prior approval of the Commissioner of Banking and Insurance for any acquisition of control of WellChoice, Empire, Empire HealthChoice HMO or WellChoice Insurance of New Jersey. Under those statutes and regulations, without such approval (or an exemption), no person may acquire any voting security of a domestic insurance company or HMO, or an insurance holding company that controls a domestic insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would "control" a domestic insurance company or HMO. "Control" is generally defined by state insurance laws as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

       DIVIDEND RESTRICTIONS

           The amount of dividends paid by insurance companies and HMOs are limited by applicable state law and regulations in both New York and New Jersey. Any proposed dividend to WellChoice from Empire, which, together with other dividends paid within the preceding twelve month period, exceeds the lesser of 10% of its surplus to policyholders or 100% of adjusted net investment income will be subject to approval by the New York Department of Insurance. Dividends must also be paid out of earned surplus. The New Jersey dividend restriction differs slightly from New York's in that any proposed dividend to Empire from WellChoice Insurance of New Jersey, which, together with other dividends paid within the preceding twelve month period, exceeds the greater of 10% of its surplus to policyholders or net income not including realized capital gains will be subject to approval by the Department of Banking and Insurance. Dividends from both Empire and WellChoice Insurance of New Jersey must be paid from earned surplus. Dividends from Empire HealthChoice HMO to Empire in excess of 10% of the admitted assets of Empire HealthChoice HMO will be subject to review and approval by the New York Department of Insurance, the New York Department of Health and the New Jersey Department of Banking and Insurance.

       CAPITAL AND RESERVE REQUIREMENTS

           Empire is subject to capital and surplus requirements under the New York insurance laws and the capital and surplus licensure requirement established by the Blue Cross Blue Shield Association. Each of these standards is based on the NAIC's RBC Model Act. These capital and surplus requirements are intended to assess the capital adequacy of life and accident and health insurers, taking into account the risk characteristics of an insurer's investments and products. The RBC Model Act sets forth the formula for calculating the risk-based capital requirements, which are designed to take into account insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company's business. In general, under these laws, an insurance company must submit a report of its risk-based capital level to the insurance commissioner of its state of domicile as of the end of the previous calendar year.

           The RBC Model Act requires increasing degrees of regulatory oversight and intervention as an insurance company's risk-based capital declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its risk-based capital to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control, in a rehabilitation or liquidation proceeding. The RBC Model Act provides for four different levels of regulatory oversight depending on the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital. The "company action level" is triggered if a company's total adjusted capital is less than 200%, but greater than or equal to 150%, of its risk-based capital. At the company action level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. A company whose total adjusted capital is between 250% and 200% of its risk-based capital is subject to a trend test. The trend test calculates the greater of any decrease in the margin (i.e., the amount in dollars by which a company's adjusted capital exceeds its risk-based capital) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in margin in the coming year would result in a risk-based capital ratio of less than 190%, then company action level regulatory action will occur.

           The "regulatory action level" is triggered if a company's total adjusted capital is less than 150% but greater than or equal to 100% of its risk-based capital. At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "authorized control level" is triggered if a company's total adjusted capital is less than 100% but greater than or equal to 70% of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "mandatory control level" is triggered if a company's total adjusted capital is less than 70% of its risk-based capital, at which level the regulatory authority must place the company under its control. Empire currently exceeds the New York minimum risk-based capital level and meets the Blue Cross Blue Shield Association risk-based capital level licensure requirement.

           Capital and surplus requirements for Empire HealthChoice HMO, Inc., our HMO subsidiary which is directly owned by Empire, are regulated under a different method set forth in the New York Department of Health's HMO regulations. The regulations require that Empire HealthChoice HMO currently maintain reserves of five percent of its annual New York-based premium income. Empire HealthChoice HMO, with respect to its operations in New York, meets the financial reserve standards of the New York Department of Health. The Department of Health is currently redrafting its regulations and proposes to increase the required reserves gradually over the next six years to twelve and one half percent of annual premium income. If that requirement changes it will affect all HMOs and we expect we will meet those revised standards. In November 2002, Empire HealthChoice HMO received a $50.0 million capital contribution from Empire, which was made in connection with the transfer of our New York HMO business from Empire HealthChoice, or HealthChoice, to Empire HealthChoice HMO during 2002 in order to ensure compliance with New York capital and surplus requirements. HealthChoice was our parent company prior to our initial public offering in November 2002. Empire HealthChoice HMO is also licensed in New Jersey and there are minimum net worth standards established under New Jersey laws and regulations. Empire HealthChoice HMO, with respect to its operations in New Jersey, meets the minimum net worth standards established under New Jersey law. Empire HealthChoice HMO is also subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement which is applicable to Empire and satisfies that requirement.

           Our New Jersey operations are not subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement. At December 31, 2002, WellChoice Insurance of New Jersey met the minimum capital and surplus requirements of the New Jersey Department of Banking and Insurance. During 2002, Empire made cash capital contributions of approximately $15.0 million to WellChoice Insurance of New Jersey.

           Regulation of financial reserves for insurers and HMOs is a frequent topic of legislative and regulatory scrutiny and proposals for change. It is possible that the method of measuring the adequacy of our financial reserves could change and that could affect our financial condition. However, any such change is likely to affect all companies in the state.

           GUARANTY FUND ASSESSMENTS

           New York does not have an insolvency or guaranty association law under which health insurance companies such as Empire or Empire HealthChoice HMO can be assessed for amounts paid by guaranty funds for member losses incurred when an insurance company or HMO becomes insolvent. New York does have a law providing that providers of care may not bring collection or litigation actions against consumers for bills unpaid by an insolvent HMO.

           However, under Blue Cross Blue Shield Association guidelines, Empire and Empire HealthChoice HMO are required to establish a mechanism which ensures payment of certain claim liabilities and continuation of coverage in the event of insolvency. Empire and Empire HealthChoice HMO maintain a deposit agreement with the Blue Cross Blue Shield Association for out-of-area services to provide such assurance. The amount of the deposit is approximately 17% of Empire's and Empire HealthChoice HMO's unpaid claim reserves for out-of-area services. At December 31, 2002, the market value and amortized cost of the investment on deposit were $8.4 million and $7.9 million, respectively.

           WellChoice Insurance of New Jersey participates in the New Jersey Life and Health Insurance Guaranty Association, under which it may be required to pay assessments to the State of New Jersey to provide funds to ensure that the liabilities arising under an impaired insurer's policies or contracts are paid when due. The assessments are due only in the event another carrier is impaired. Since its inception, WellChoice Insurance of New Jersey has not been assessed any payments.

           Empire HealthChoice HMO is subject to a New Jersey law that requires New Jersey HMOs to contribute over a three-year period to a fund established to meet unpaid contractual obligations of insolvent New Jersey HMOs. To date, Empire HealthChoice HMO has paid assessments of approximately $190,000 as required under this law.

       CODIFICATION OF NAIC STANDARDS

           The NAIC adopted the Codification of Statutory Principles, or the Codification, in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Our domiciliary states have adopted the Codification with certain modifications, and we have made the necessary changes in our statutory accounting and reporting required for implementation. The overall impact of applying the new standards in 2001 resulted in an aggregate reduction in HealthChoice's statutory surplus of $8.6 million. In 2002, New York State passed legislation modifying the adopted Codification which would permit us to recognize certain deferred tax assets. This legislation took effect on December 31, 2002 and the impact of applying the new standard resulted in an increase in Empire's statutory surplus of $52.9 million.

       FEDERAL REGULATION

           ERISA. The provision of services to certain employee health benefit plans is subject to ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the federal Department of Labor. ERISA regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities may also be subject to regulation under ERISA. Of particular application are the regulations recently adopted by the Department of Labor that revise claims procedures for employee benefit plans governed by ERISA (insured and self-insured), effective for claims filed on or after July 1, 2002. Given that the state insurance laws in New York and New Jersey, as well as many other states, already contain stringent claim appeal process requirements, the rules have not significantly impacted our operations. However, we cannot predict the ultimate impact on its business and results of operations in future periods.

           HIPAA. HIPAA required the adoption of regulations accomplishing three things:

          o ensuring the privacy of personally identifiable health information;

          o ensuring the security of personally identifiable health information; and

          o standardizing the way certain health care transactions such as claims are handled when they are conducted electronically, and establishing national identifiers for providers, health plans and employers.

The federal Department of Health and Human Services adopted final rules on these topics. The final security standards became effective on February 20, 2003. We must comply with the security standards by April 21, 2005.

       The HIPAA privacy rules require health plans, clearinghouses and providers to:

          o comply with a variety of requirements concerning their use and disclosure of individuals' protected health information;

          o establish rigorous internal procedures to protect health information;

          o enter into business associate contracts with those companies to whom protected health information is disclosed; and

          o establish procedures to allow individuals to access and amend records maintained by Empire, receive an accounting of certain disclosures, and to establish grievance processes for individuals to make inquiries or complaints regarding the privacy of their records.

We must comply with the privacy rules by April 14, 2003 and we expect that we will be in compliance by that date.

           In accordance with the final rules standardizing electronic transactions between health plans, providers and clearinghouses, those parties are required to conform their electronic and data processing systems with HIPAA's electronic transaction requirements. The compliance date for these rules has been delayed until October 2003 for those plans, including the Company, that filed an extension request by October 2002. We are on schedule to be fully compliant by October 2003. States may adopt more stringent requirements for health care information privacy and security than the standards set by HIPAA.

           In addition, provisions of the federal Gramm-Leach-Bliley Act generally require insurers to protect the privacy of consumers' and customers' non-public personal information and authorize state regulators to enact and enforce privacy standards that meet at least the federal minimum requirements. Like HIPAA, this law sets a "floor" standard, allowing states to adopt more stringent requirements governing privacy protection. In compliance with the Gramm-Leach-Bliley Act, the New York State Department of Insurance issued privacy and security regulations affording New York consumers and customers privacy protections and notice rights. New Jersey already had laws regulating the collection, use and disclosure of information that met or exceeded the Gramm-Leach-Bliley Act requirements, and therefore the New Jersey Department of Banking and Insurance stated that compliance with state law by insurers transacting business in New Jersey is deemed to be compliance with the requirements of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act also gives banks and other financial institutions the ability to affiliate with insurance companies, which may lead to new competitors in the insurance and health benefits fields.

           The cost of complying with HIPAA is likely to be significant. Our costs for HIPAA compliance were $4.1 million in 2002. We anticipate these costs to approximate $3.8 million in 2003 and anticipate we will incur additional costs in 2004 and beyond. We cannot predict the ultimate impact HIPAA will have on our business and results of operations in future periods.

        MEDICARE

           Empire HealthChoice HMO operates a Medicare+Choice plan pursuant to a contract with CMS under the federal Department of Health and Human Services, and that contract is subject to the applicable federal laws and regulations. Our Medicare+Choice members receive their Medicare benefits from our HMO rather than directly from the federal government under the standard Medicare Part A and Part B programs. CMS has the right to audit health plans operating under Medicare contracts to determine their compliance with CMS's contracts and regulations and the quality of care being rendered to the health plan's Medicare members.

           In 1997, the federal government passed legislation related to Medicare+Choice that, among other things, provides for a minimum annual premium increase of two percent. The legislation also requires us to pay a user fee to reimburse CMS for costs incurred to disseminate enrollment information. The federal government also announced in 1999 that it planned to begin to phase in risk adjustments to its premium payments which will occur over several years. Congress has subsequently lengthened this timetable to allow the risk adjusted mechanism to be fully implemented by 2007. These changes have had the effect of reducing reimbursement to us in our New York service areas, forcing us to adjust the Medicare+Choice package of covered benefits. These changes have decreased the attractiveness of the product to consumers, although there is currently federal legislation under consideration that would increase the funding level for our Medicare+Choice product. Reduction in traditional Medicare payments to hospitals and physicians has resulted in increasing monetary pressures from our participating hospitals. Some hospitals have decided to cease their participation with us for this particular program, while many of the remaining hospitals have sought to renegotiate for higher rates. In addition, this program is annually the subject of legislation in Congress and we cannot predict what additional rules and requirements may be enacted that will impact our business. The contract to participate in the Medicare+Choice program could also, under certain circumstances, be terminated by the federal government or by us.

           We also serve as a fiscal intermediary for the Medicare Part A program and a carrier for the Medicare Part B program. Fiscal intermediaries and carriers for these programs act as agents under contract to the federal government to process and pay claims for one or more designated regions of the United States under the Medicare Part A program for hospital care and the Medicare Part B program for physician and other care. Our contract with the federal government is cost-based which means we receive reimbursement for certain costs and expenditures from the federal government, which is subject to adjustment upon audit by CMS. The laws and regulations governing fiscal intermediaries and carriers for the Medicare program are complex and subject to interpretation and can expose an intermediary to penalties for non-compliance. Fiscal intermediaries and carriers may be subject to criminal fines, civil penalties or other sanctions as a result of such audits or reviews. While we believe we are currently in compliance in all material respects with the regulations governing fiscal intermediaries and carriers, there are ongoing reviews by the federal government of our activities under certain of our Medicare fiscal intermediary and carrier contracts. The contract could, under certain circumstances, be terminated either by the federal government or by us.

       OTHER GOVERNMENT PROGRAMS

           New York State mandates and/or sponsors several health benefit products for persons who might otherwise be uninsured or require assistance in paying premiums. These include the Child Health Plus, Healthy New York and other state-mandated direct pay products. All HMOs are mandated by law to participate in the Healthy New York and other state-mandated direct pay products and Empire HealthChoice HMO participates in all of these programs. The Child Health Plus program has extensive rules regarding participation and the contract to participate could, under certain circumstances, be terminated by the State government or by us. In New Jersey, insurers are required to offer certain standard products in the small group market. As noted above, we have obtained an exemption from the requirement that we offer direct pay (non-group) coverage in New Jersey by virtue of an assessment paid to the State.

           In addition, we participate in the Federal Employee Health Benefits Program (FEP) through a contract with the Blue Cross Blue Shield Association. Currently, other FEP contractors are required to comply with federal Cost Accounting Standards. The Blue Cross Blue Shield Association has a waiver from compliance with these standards which must be renewed annually. Failure to renew this waiver could adversely impact this program, and could result in the Blue Cross Blue Shield Association's withdrawal from the program, although regulations are currently being drafted that could make the waiver permanent.

       LEGISLATIVE AND REGULATORY INITIATIVES

           There has been a continuing trend of increased health care regulation at both the federal and state levels. The federal government and many states, including New York and New Jersey, are considering additional legislation and regulations related to health care plans, including, among other things:

          o    increasing the funding levels for Medicare+Choice products;

          o enhancing preventative health care benefits under the Medicare program;

          o requiring coverage of experimental procedures and drugs and liberalized definitions of medical necessity;

          o limiting utilization review and cost management and cost control initiatives of our managed care subsidiaries;

          o requiring, at the New York State level, that mental health benefits be treated the same as medical benefits in addition to the existing federal law that imposes requirements relating to parity of mental health benefits;

          o exempting physicians from the antitrust laws that prohibit price fixing, group boycotts and other horizontal restraints on competition; o regulating premium rates, including prior approval of rate changes by regulatory authorities;

          o changing the government programs for the uninsured or those who need assistance in paying premiums, including potential mandates that all HMOs or insurers must participate;

          o implementing a state-run single payer system that would partially or largely obviate the current role of private health insurers or HMOs;

          o restricting or eliminating the use of formularies for prescription drugs; and

          o increasing premium taxes, surcharges and assessments that health insurers would be required to pay , and transferring certain early intervention services from state sponsored programs to private insurers, under the New York State Governor's proposed 2003-2004 fiscal budget.

           At the federal level, Congress is currently considering a comprehensive package of requirements on managed care plans called the "Patient Protection Act" which largely mirrors the "Patients' Bill of Rights" legislation considered by Congress in 2002. However, the current legislation would not subject managed care plans to liability for personal injuries. States such as New York are also considering such proposals. We cannot predict whether these proposals will be enacted or what form such laws might take.

           Congress is also considering significant changes to the Medicare program. In addition, long-term structural changes to the Medicare program, including the addition of a prescription drug benefit, are currently being considered by Congress and the current White House administration.

           In addition, Congress is considering legislation authorizing association health plans or AHPs to offer health insurance coverage to small groups without state oversight. Specifically, AHPs would be exempt from state insurance laws and subject to minimal federal rules and oversight. State regulated health plans would remain subject to state rules and oversight, thus requiring them to compete with largely unregulated entities for business.

           The proposed regulatory and legislative changes described above, if enacted, could increase health care costs and administrative expenses, reduce Medicare reimbursement rates and otherwise adversely affect our business, financial condition and results of operations. We cannot predict whether any of the proposed legislation will be enacted.

THE PLAN OF CONVERSION

    BACKGROUND

           On September 26, 1996, HealthChoice announced its intention to restructure to a for-profit company, based on significant changes in both the regulatory environment and the marketplace affecting the health insurance industry.

           In July 1999, HealthChoice filed a proposed plan of restructuring with the Department of Insurance, which was revised in November 1999 following public hearings. On December 29, 1999, the Superintendent of Insurance approved the plan with some modification. This plan was never implemented.

    THE LEGISLATION AND THE PLAN

           In January 2002, the Governor of the State of New York signed into law Chapter One of the New York Laws of 2002, which we refer to as the Conversion Legislation, providing an express statutory basis for HealthChoice's right to convert to a for-profit company. Prior to our initial public offering, HealthChoice was our parent company. The Conversion Legislation, specifically
Section 4301(j) and Section 7317 of the New York Insurance Law, clarified the statutory authority for the Superintendent of Insurance's review and approval of a conversion plan. Accordingly, on June 18, 2002, HealthChoice filed an amended plan of conversion seeking the Superintendent's approval to convert under the terms of the Conversion Legislation. HealthChoice also requested and obtained approvals from the Superintendent and, where necessary, from the New York Commissioner of Health, the New Jersey Department of Banking and Insurance, CMS and the Blue Cross Blue Shield Association for certain transactions related to the plan of conversion. On August 6 and 7, 2002, public hearings took place in New York City and Albany, respectively, with respect to the plan of conversion. HealthChoice further amended and refiled the plan of conversion on September 26, 2002 in response to various issues raised at the public hearings. On October 8, 2002, the Superintendent issued an Opinion and Decision approving the plan of conversion and concluding that the conversion is in compliance with the Conversion Legislation and does not violate any applicable laws or regulations. The approval and conclusions were subject to several conditions, including the approval by the Superintendent, the Commissioner and CMS of certain of the agreements that we entered into in connection with the conversion, all of which were satisfied.

           The plan of conversion, as required by the Conversion Legislation, provided for:

          o safeguards to ensure consumers' continued or increased access to coverage and consumer outreach;

          o the method for the transfer of contract forms to ensure that current members were not adversely affected by the conversion and had uninterrupted coverage;

          o the conversion of HealthChoice from a not-for-profit corporation into a for-profit corporation; and

          o the procedures which we were required to take in completing our conversion, including the series of transactions that resulted in The New York Public Asset Fund, or the Fund, and The New York Charitable Asset Foundation, or the Foundation, initially owning all of our shares. The Fund and the Foundation were established by New York State under the Conversion Legislation to receive the value of HealthChoice as part of HealthChoice's conversion to a for-profit company.

           As contemplated by the plan, following HealthChoice's conversion into a for-profit corporation and prior to the effectiveness of our initial public offering, the converted HealthChoice transferred 95% and 5% of its capital stock to the Fund and the Foundation, respectively. The Fund and the Foundation then transferred their shares in the converted HealthChoice to WellChoice Holdings of New York, Inc., or Holdings, a then newly formed wholly owned, for-profit subsidiary and the parent company of our principal insurance operating subsidiaries, in exchange for a corresponding amount of our common stock. Consequently, immediately prior to the completion of the offering, WellChoice was 95% owned by the Fund and 5% owned by the Foundation. As part of these transactions, the converted HealthChoice merged with Empire HealthChoice Assurance, Inc., HealthChoice's indirect, wholly owned subsidiary and existing for-profit insurer, with HealthChoice surviving as "Empire HealthChoice Assurance, Inc." That entity then transferred its administrative and managerial functions to us. In connection with the transactions described in this paragraph, the Fund obtained an exemption from acquisition of control requirements from the Superintendent and the Commissioner in order to hold 10% or more of the outstanding shares of our common stock.

           As a result of these transactions, WellChoice became an insurance holding company with Holdings owning our insurance operating subsidiaries. As required by the Conversion Legislation, immediately following the conversion, 95% of the fair market value of HealthChoice, by virtue of the proceeds from their respective sale of shares and the ownership of their remaining initial shares of WellChoice, was held by the Fund and 5% by the Foundation.

           In connection with the conversion, HealthChoice transferred and assigned, and WellChoice received and assumed, certain assets and liabilities, including leases and contracts associated with the provision of administrative and management services to our insurance/HMO subsidiaries.

           WellChoice was incorporated in Delaware in August 2002. Prior to the completion of the conversion and our initial public offering, WellChoice did not engage in any operations.

           As part of the plan of conversion, we agreed to several restrictions on premium rate increases relating to three categories of our individual members. The first category is a small group of members who currently are covered under a comprehensive individual indemnity policy that is no longer sold by us. This group of members is eligible for Medicare by reason of disability and would not be eligible to purchase comparable coverage if their policies were terminated. Current law applicable to us and the Conversion Legislation prohibits us from discontinuing these policies. There are fewer than 300 individuals covered under these policies and new enrollment is prohibited. We agreed in the plan of conversion that we will not discontinue these policies and that we will not increase rates on these policies by more than 10% (or such lesser amount as may be required if the current statute is amended to provide a lower maximum for "file and use" rates) in any 12-month period without the Superintendent's prior approval, which may only be granted following a public hearing.

           The second category relates to members covered by our individual Medicare supplemental policies and the third category relates to our individual Direct Pay voluntary indemnity policies. Currently, we offer three standard Medicare supplemental packages, A, B and H, and approximately 118,000 individuals are covered under these policies and approximately 19,000 members are covered under our individual Direct Pay voluntary indemnity policies. We agreed that, with respect to the premium rates applicable to our individual Medicare supplemental policies and our individual Direct Pay voluntary indemnity policies, we will comply with certain provisions of the New York Insurance Law in effect on December 31, 1999 relating to premium rate increases for persons covered under policies issued by Article 43 (not-for-profit) insurers for a period of five years and three years, respectively, following the effective date of the conversion. Specifically, for rate increases applicable to individual Medicare supplemental policies and individual Direct Pay voluntary indemnity policies during the five-year and three-year periods, respectively:

          o we may utilize the "file and use" rate methodology (filed rates will be deemed approved 30 days after submission) for rate increases of up to 10% annually, or such lower amount as may be required if the current statute is amended to provide a lower maximum for file and use rates (provided that the policies do not have a medical loss ratio less than a minimum of 80%); and

          o the Superintendent's prior approval following a public hearing will be required for increases that exceed 10% annually.

           In addition, we agreed that with respect to our Medicare supplemental policies, rate increases during the sixth, seventh and eighth years following November 7, 2002, the effective date of the conversion, may be implemented upon filing under the "file and use" methodology, provided we have a medical loss ratio of at least 80% (the ratio otherwise applicable to not-for-profit insurers), in contrast to the 75% minimum that is applicable to Medicare supplemental policies issued by for-profit health insurers. During this period, any application for Medicare Supplemental policy rate increases with a medical loss ratio below 80% will require the prior approval of the Superintendent following a public hearing. At the end of the eighth year following the effective date of the conversion, the premium rates for these policies will be subject to the rules applicable to all other for-profit health insurers.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

OUR INABILITY TO ADDRESS HEALTH CARE COSTS AND IMPLEMENT INCREASES IN PREMIUM RATES COULD NEGATIVELY AFFECT OUR PROFITABILITY.

           Our profitability depends in large part on accurately predicting health care costs and on our ability to manage future health care costs through underwriting criteria, quality initiatives and medical management, product design and negotiation of favorable provider reimbursement rates. The following includes factors that are beyond our control and may adversely affect our ability to predict and manage health care costs:


o  higher than expected utilization of services;    o  changes in healthcare practices;


o  an increase in the number of high-cost cases;    o  cost of prescription drugs and direct to
                                                       consumer marketing by pharmaceutical
o  changes in the population or demographic            companies;
   characteristics of members served, including
   aging of the population;                         o  the introduction of new medical technology
                                                       and pharmaceuticals, and
o  medical cost inflation;
                                                    o  the enactment of legislation that requires
                                                       us to expand the delivery of required
                                                       benefits


           In addition to the challenge of managing health care costs, we face pressure to contain prices for our products. Our customer contracts may be subject to renegotiations as customers seek to contain their costs. Alternatively, our customers may move to a competitor to obtain more favorable prices. A limitation on our ability to increase or maintain our prices could result in reduced revenues and earnings which could have an adverse impact on the trading prices of our common stock and the value of your investment.

A REDUCTION IN ENROLLMENT IN OUR HEALTH INSURANCE PROGRAMS COULD AFFECT OUR BUSINESS AND PROFITABILITY.

           A reduction in the number of members in our health insurance programs could reduce our revenues and profitability. Factors that could contribute to a reduction in membership include:

          o    failure to obtain new customers or retain existing customers;

          o    premium increases and benefit changes;

          o    failure to successfully implement our growth strategy;

          o failure to provide innovative products that meet the needs of our customers or potential customers;

          o    our exit from a specific market;

          o    reductions in workforce by existing customers;

          o    negative publicity and news coverage; and

          o    a general economic downturn that results in business failures.


REGIONAL CONCENTRATION OF OUR BUSINESS MAY SUBJECT US TO ECONOMIC DOWNTURNS IN NEW YORK STATE AND, IN PARTICULAR, THE NEW YORK CITY METROPOLITAN AREA.

           We operate in 28 counties in New York State and substantially all of our revenue is derived from group accounts that have an office in our service areas in New York State or from individual members who reside in the state. This concentration of business in New York exposes us to potential losses resulting from a downturn in the economy of New York State and, in particular, New York City. The events of September 11, 2001 and the economic recession have had a negative economic impact on business in New York City as well as New York State. In addition, a nationwide economic downturn could have an adverse impact on our national accounts business. If economic conditions continue to deteriorate, we may experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

           In addition, as a high profile, diverse and highly populated city, New York City could be the target of future terrorist attacks, including bioterrorism and other public health threats, which could significantly increase the risks of our business, such as the risk of significant increases in costs of benefits provided following such an event. For example, a bioterrorism attack could cause increased utilization of healthcare services, including physician and hospital services, high-cost prescription drugs and other services.

SIGNIFICANT COMPETITION FROM OTHER HEALTH CARE COMPANIES COULD NEGATIVELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE OUR PROFITABILITY.

           Our business operates in a highly competitive environment, both in the states of New York and New Jersey as well as nationally. Competition in our industry has intensified in recent years, due to more aggressive marketing and pricing practices by other health care organizations, a customer base which focuses on quality while still being price-sensitive and the introduction of new products for which health insurance companies must compete for members. This environment has produced, and will likely continue to produce, significant pressures on the profitability of health insurance companies. Concentration in our industry also has created an increasingly competitive environment, both for customers and for potential acquisition targets, which may make it difficult for us to grow our business. Some of our competitors are larger and have greater financial and other resources than we do. We may have difficulty competing with larger health insurance companies, which can create downward price pressures on provider rates through economies of scale. We may not be able to compete successfully against current and future competitors. In addition, in recent years, the nature and means by which participants in the health care and health insurance industries market products and deliver services have changed rapidly. We believe this trend will continue, requiring us to continue to respond to new and, possibly, unanticipated competitive developments. Competitive pressures faced by us may adversely affect our business, financial condition and results of operations.

MEDICARE PREMIUMS MAY NOT KEEP UP WITH THE COST OF HEALTH CARE SERVICES WE PROVIDE UNDER OUR MEDICARE+CHOICE PRODUCT.

           We offer a Medicare+Choice product through our New York HMO operations. Under the Medicare+Choice program, Medicare beneficiaries have the option of receiving their care through an HMO instead of the traditional Medicare fee-for-service program. In connection with this product, we receive a fixed per member per month, or PMPM, capitation payment from CMS, the federal agency that administers the Medicare program. The capitation payment is established annually based on a legislatively mandated formula that, in general, provides for a 2% annual increase. In addition, we have the ability to change our program on an annual basis. These changes may include a premium payment that is charged to enrolled members and/or reductions in the level of covered services. We currently require that members in some counties contribute toward the cost of their coverage. We bear the risk that the actual cost of covered health services may exceed the amount we receive from CMS and our members. This can happen if the utilization of health care services increases at a faster rate than we expect or if our hospitals and providers demand larger increases than we anticipated. Hospitals, hospital systems and providers that render services to our Medicare+Choice members may decide to cease to participate with us in this particular program or demand increases from us in order to receive a level of reimbursement that is consistent with the reimbursement rates they receive under the traditional Medicare fee-for-service program. As these factors increase costs beyond the 2% annual increase we receive from CMS, we may need to either increase the premium rates charged to our members or decrease covered benefits. These changes may make our product less attractive to Medicare beneficiaries and, as a result, our Medicare+Choice membership could decrease. Our membership could also decrease as a result of our departure from certain counties that we currently serve. In addition, this program is annually the subject of legislation in Congress and we cannot predict what additional rules and requirements may be enacted that will impact our business. The contract to participate in the Medicare+Choice program could also, under certain circumstances, be terminated by the federal government or by us.

AS A MEDICARE FISCAL INTERMEDIARY, WE ARE SUBJECT TO COMPLEX REGULATIONS. IF WE FAIL TO COMPLY WITH THESE REGULATIONS, WE MAY BE EXPOSED TO CRIMINAL SANCTIONS AND SIGNIFICANT CIVIL PENALTIES.

           Empire is a fiscal intermediary for the Medicare Part A program and a carrier for the Medicare Part B program, which provide hospital and physician coverage to persons 65 years or older. As a fiscal intermediary, we serve as an administrative agent for the traditional Medicare fee-for-service program and receive reimbursement for certain costs and expenditures, which are subject to adjustment upon audit by CMS. The laws and regulations governing fiscal intermediaries for the Medicare program are complex, subject to interpretation and can expose a fiscal intermediary to penalties for non-compliance. Fiscal intermediaries may be subject to criminal fines, civil penalties or other sanctions as a result of such audits or reviews. However, there can be no assurance that our compliance program will be adequate or that regulatory changes or other developments which occur in the future will not result in infractions of the CMS requirements.

WE ARE DEPENDENT ON THE SUCCESS OF OUR RELATIONSHIP WITH IBM FOR A SIGNIFICANT PORTION OF OUR INFORMATION SYSTEM RESOURCES.

           In June 2002, we entered into an agreement with International Business Machines Corporation, or IBM, pursuant to which IBM will assist us in modernizing our information systems. In addition, under this agreement, a portion of our core applications staff and our data center operations will be outsourced to IBM for a period of ten years. Also under this agreement, IBM, through a relationship with deNovis, Inc., a claims payment systems developer, will develop a new claims payment system which will be licensed to us in perpetuity. deNovis, Inc. is a privately held startup company. We will materially rely on these developments and improvements of our core technology operations on a going-forward basis. Strategic relationships such as the one we have with IBM can be difficult to implement and maintain, and may not succeed for various reasons including:

          o    changes in strategic direction by one or both companies;

          o    technical obstacles to developing the technologies;

          o the insolvency, merger or change of control of one of the parties;

          o    difficulties in coordinating joint development efforts;

          o difficulties in structuring and maintaining revenue sharing arrangements; and

          o operating differences between the companies and their respective employees.

           If our relationship with IBM is terminated for any reason or if we are unable to successfully develop and implement the technological improvements and innovations contemplated by the agreement with IBM, we may not be able to find an alternative partner in a timely manner or on acceptable financial terms with whom we will be able to pursue our strategy. As a result, we may not be able to meet the demands of our customers and, in turn, our business, financial condition and results of operations may be harmed.

           In addition, we intend to fund the modernization expenses incurred in connection with this collaboration with IBM in part through the cost savings we expect to realize as a result of the outsourcing of this project to IBM. Any substantial increase in these expenses, or inability to achieve our anticipated cost savings, could have an adverse effect on our profitability, financial condition and results of operations. We do not expect to realize cost savings from these improvements in the early years of the project. If we are unsuccessful in implementing these improvements or if these improvements do not meet our customers' requirements, we may not be able to recoup these costs and expenses and effectively compete in our industry.

           Some of the risks associated with the collaboration with IBM are anticipated and covered through termination rights clauses and indemnification clauses included under our outsourcing agreement. Nevertheless, we may not be adequately indemnified against all possible losses through the terms and conditions of the agreement. In addition, some of our termination rights are contingent upon payment of a fee, which may be significant.

A SUBSTANTIAL LEGAL LIABILITY OR A SIGNIFICANT REGULATORY ACTION AGAINST US COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

           We are, and may in the future be, a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property related litigation. In addition, because of the nature of our business, we are subject to a variety of legal and regulatory actions relating to our business operations or to our industry, including the design, management and offering of our products and services.

           Recent court decisions and legislative activity may increase our exposure for litigation claims. In some cases, substantial non-economic, treble or punitive damages may be sought. The loss of even one claim, if it resulted in a significant punitive damages award, could significantly worsen our financial condition or results of operations. This risk of potential liability may make reasonable settlements of claims more difficult to obtain.

           We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be recovered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.

           In September 1999, a group of plaintiffs' trial lawyers publicly announced that they were targeting the managed care industry by way of class action litigation. Since that time, two actions, one purporting to be a class action on behalf of providers and the other brought by the Medical Society of the State of New York, have been commenced against us generally challenging managed care practices, including cost containment mechanisms, disclosure obligations and payment methodologies. We intend to defend vigorously all of these cases. We will incur defense costs and we cannot predict the outcome of these cases. Certain potential liabilities may not be covered by insurance, and a large judgment against us or a settlement could adversely affect our business, financial condition and results of operations.

OUR PROFITABILITY MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO MAINTAIN OUR CURRENT PROVIDER AGREEMENTS AND TO ENTER INTO OTHER APPROPRIATE AGREEMENTS.

           Our profitability is dependent in part upon our ability to contract on favorable terms with hospitals, physicians and other health benefits providers. Our agreements with these providers generally have fixed terms which require that we renegotiate them periodically. The failure to maintain or secure new cost-effective health care provider contracts may result in a loss in membership or higher costs of benefits provided. In addition, our inability to contract with providers on favorable terms, or the inability of providers to provide cost-effective care, could adversely affect our business. Large groups of physicians, hospitals and other providers have in recent years begun to collectively renegotiate their contracts with health insurance companies like us. In addition, physicians, hospitals and other provider groups continue to consolidate to create hospital networks. This cooperation and/or consolidation among providers increases their bargaining positions and allows the providers to negotiate for higher reimbursement rates from us. Demands for higher reimbursement rates may lead to increased premium rates, the loss of beneficial hospitals and physicians and a disruption of service for our members, which in turn could cause a decrease in existing and new business. If this practice increases or continues for an extended period of time, it could have an adverse affect on our business, financial condition and results of operations.

           In addition, we have capitated arrangements for mental health and substance abuse services with Magellan Behavioral Health Inc., which has announced that it is exploring refinancing its debt and a comprehensive capital restructuring. The failure of Magellan to continue the current arrangement could result in increased costs for these services as well as the need to obtain another network for these services outside our service area.

OUR BUSINESS IS HEAVILY REGULATED AND CHANGES IN STATE AND FEDERAL REGULATIONS MAY ADVERSELY AFFECT THE PROFITABILITY OF OUR BUSINESS, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We are subject to extensive regulation and supervision by the New York State Department of Insurance, or Department of Insurance, and the New York State Department of Health, or Department of Health, with respect to our New York operations, the New Jersey Department of Banking and Insurance, with respect to our New Jersey operations, as well as to regulation by federal agencies with respect to our federal programs. These laws and regulations are subject to amendments and changing interpretations in each jurisdiction.

           Our insurance subsidiaries are also subject to insurance laws that establish supervisory agencies with broad administrative powers to grant and revoke licenses to transact business and otherwise regulate sales, policy forms and rates, financial reporting, solvency requirements, investments and other practices. Future regulatory action by state insurance authorities could have an adverse effect on the profitability or marketability of our health benefits or managed care products or on our and our subsidiaries' business, financial condition and results of operations. In addition, because of our participation in government-sponsored programs, such as Medicare, changes in government regulations or policies with respect to, among other things, reimbursement levels, could also adversely affect our and our subsidiaries' business, financial condition and results of operations.

           Moreover, state legislatures and the United States Congress continue to focus on health care issues. Congress is considering various forms of Patients' Bill of Rights legislation which, if adopted, could fundamentally alter the treatment of coverage decisions under the Employee Retirement Income Security Act of 1974, or ERISA. Additionally, there recently have been legislative attempts to limit ERISA's preemptive effect on state laws. If adopted, such limitations could increase our liability exposure and could permit greater state regulation of our operations. Other proposed bills and regulations at state and federal levels may impact certain aspects of our business, including agent licensing, corporate governance, permissible investments, market conduct, provider contracting, claims payments and processing and confidentiality of health information. In addition, the New York Governor's proposed 2003-2004 fiscal budget would increase assessments and surcharges imposed on insurers, increase premium taxes payable on insured business written in New York, and transfer some early intervention services from state sponsored programs to private insurers. While we cannot predict if any of these initiatives will ultimately become effective or, if enacted, what their terms will be, their enactment could increase our costs, expose us to expanded liability or require us to revise the ways in which we conduct business.

ACQUISITIONS OR INVESTMENTS THAT WE MAY MAKE COULD TURN OUT TO BE UNSUCCESSFUL.

           As part of our growth strategy, we may in the future pursue acquisitions of and/or investments in businesses, products and services. The negotiation of potential acquisitions or investments as well as the integration of an acquired or jointly developed business, service or product could result in a substantial diversion of management resources. We could be competing with other firms, many of which have greater financial and other resources, to acquire attractive companies. Acquisitions could result in potentially dilutive issuances of equity securities, the incurrence or assumption of debt and contingent liabilities, amortization of certain identifiable intangible assets, write-offs and other acquisition-related expenses. In addition, we may also fail to successfully integrate acquired businesses with our operations or successfully realize the intended benefits of any acquisition or investment.

LITIGATION CHALLENGING THE CONVERSION LEGISLATION COULD ADVERSELY AFFECT THE TERMS OF THE PLAN OF CONVERSION AND THE PRICE OF OUR COMMON STOCK.

           Litigation may be filed challenging the Conversion Legislation on the ground that the legislation is unconstitutional. The Conversion Legislation provides that any such litigation must receive expedited judicial review. However, a substantial period of time could be required to reach a determination. On August 21, 2002, Consumers Union of U.S., Inc., the New York Statewide Senior Action Council and several other groups and individuals filed a lawsuit in New York Supreme Court challenging the Conversion Legislation on several constitutional grounds, including that it impairs the plaintiffs' contractual rights, impairs the plaintiffs' property rights without due process of law, and constitutes an unreasonable taking of property. In addition, the lawsuit alleges that HealthChoice has violated Section 510 of the New York Not-For-Profit Corporation Law and that the directors of HealthChoice breached their fiduciary duties, among other things, in approving the plan of conversion. The complaint seeks a permanent injunction enjoining the conversion or portions of the conversion. On September 20, 2002, we responded to this complaint by moving to dismiss the plaintiffs' complaint in its entirety on several grounds. On November 6, 2002, pursuant to a motion filed by plaintiffs, the New York Supreme Court issued a temporary restraining order temporarily enjoining and restraining the transfer of the proceeds of the sale of common stock by the selling stockholders in this offering to the Fund or the Foundation or to the State or any of its agencies or instrumentalities. The court also ordered that such proceeds be deposited with The Comptroller of the State of New York pending the outcome of this action. The court did not enjoin WellChoice, HealthChoice or the other defendants from completing the conversion or our initial public offering. A court conference was held on November 26, 2002, at which time the motion to dismiss and the motion to convert the temporary restraining order into a preliminary injunction were deemed submitted. On March 6, 2003, the court delivered its decision dated February 28, 2003, in which it dismissed all of the plaintiffs' claims in the complaint. The decision grants two of the plaintiffs, Consumers Union and one other group, leave to replead the complaint, if they so choose, within 30 days of the decision to allege that the Conversion Legislation violates the State Constitution on the ground that it applies exclusively to HealthChoice. Pending this 30-day period, the temporary restraining order remains in effect and the plaintiffs' motion for a preliminary injunction is deferred. If the plaintiffs are successful in this litigation, there could be substantial uncertainty as to the terms and effectiveness of the plan of conversion, including the conversion of HealthChoice into a for-profit corporation, the issuance of the shares of our common stock in the conversion, or the sale of our common stock in the initial public offering. In addition, new litigation challenging the Conversion Legislation could also be filed. Such developments could have an adverse impact on our ability to conduct our business and could have an adverse impact on prevailing market prices of our common stock.

ITEM 2.  PROPERTIES.

            We lease approximately 162,000 square feet of office space at 11 West 42nd Street in New York City, where our corporate headquarters are located. This lease expires in December 2015, although the lease for approximately one-third of this space terminates in September 2003 and March 2004. We lease approximately 275,000 additional square feet throughout New York City for our operations, information technology, administration and sales and marketing staff, including our 73,000 square feet data center which IBM has sublet pursuant to our outsourcing and modernization arrangements with them. The expiration of these leases range from June 2003 to June 2009, with the exception of our data center sublease which expires in May 2020. We also lease approximately one million square feet throughout New York State and New Jersey where we house, among others, our customer service, operations, administration, sales and Medicare administration staff. The leases for these facilities expire between June 2004 and February 2012. We have entered into a lease agreement to rent 392,500 square feet at Nine Metrotech Center in Brooklyn, New York beginning in 2003. This space will replace, for the most part, our existing leases for space in New York City expiring during 2003 and 2004.

            The average annual rental obligations for these facilities for the next five years is approximately $43.0 million. We believe that these facilities will be sufficient to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

           Medical Society of the State of New York. We and several of our affiliates have been named as defendants in a class action lawsuit brought by five physicians on behalf of a purported class of all members of the Medical Society of the State of New York. The suit, Cheng v. Empire, was filed on or about August 16, 2001 in the Supreme Court of the State of New York, New York County. The plaintiffs allege that the defendants are engaged in various activities in violation of statute or contract, including "bundling" for payment separate healthcare services that occurred on the same date, unjustifiably denying increased levels of reimbursement for complicated medical cases, improperly employing software programs to automatically "downcode" claims for procedures and use of inappropriate medical necessity guidelines, failure to employ adequate staff so as to frustrate payments, failure to pay interest as required by law on past due claims and forcing physicians to enter into one-sided managed care physician agreements. The plaintiffs seek an award of compensatory or actual damages.

           A second action was also commenced on or about August 16, 2001, captioned Medical Society of the State of New York v. Empire in the Supreme Court of the State of New York, New York County. This case makes allegations virtually identical to those in the Cheng case. The Medical Society seeks, however, a declaration that the challenged practices violate various provisions of state law and a permanent injunction prohibiting HealthChoice from engaging in the conduct alleged in the complaint.

           On December 4, 2001, these cases were removed from state court to the United States District Court for the Southern District of New York, and plaintiffs have moved to remand these cases to state court. We are awaiting decisions on these actions.

            Consumers Union of the U.S., Inc. et. al. On August 21, 2002, Consumers Union of the U.S., Inc., the New York Statewide Senior Action Council and several other groups and individuals filed a lawsuit in New York Supreme

Court against the State of New York, the Superintendent, the Fund, HealthChoice and its board of directors, among others, challenging the Conversion Legislation on several constitutional grounds, including that it impairs the plaintiffs' contractual rights, it impairs the plaintiffs' property rights without due process of law, and constitutes an unreasonable taking of property. In addition, the lawsuit alleges that HealthChoice has violated Section 510 of the New York Not-For-Profit Corporation Law and that the directors of HealthChoice breached their fiduciary duties, among other things, in approving the plan of conversion. The complaint seeks a permanent injunction against the conversion or portions thereof, including a redirection of the proceeds received from the sale of shares by our largest stockholder, The New York Public Asset Fund, to uses that are charitable in nature.

       By a motion dated September 20, 2002, we and the State defendants moved on several grounds to dismiss plaintiffs' complaint in its entirety. In our motion, we argued first, that plaintiffs' entire complaint should be dismissed because the issue of how best to use HealthChoice's value to advance the public's health and welfare raised by the complaint is a non-justiciable political question that is the sole province of the Legislature and beyond review by the courts. Second, we argued that plaintiffs' constitutional claims based upon violations of the contracts, due process, and takings clauses should be dismissed because plaintiffs failed to allege a state action, a cognizable property or contractual right, or that the procedures pursuant to which any conversion would take place do not comport with due process safeguards. We argued further that plaintiffs' state law claims should be dismissed because the Conversion Legislation supersedes any state provisions allegedly violated; plaintiffs failed to plead that our board of director's decision to pursue the conversion constitutes a breach of fiduciary duty; plaintiffs did not plead all of the elements of constructive trust against any defendant; and plaintiffs' allegation that the Conversion Legislation does not apply to HealthChoice is contradicted by the statute itself and by the decision of the New York Superintendent of Insurance to approve the plan of conversion, which allegation plaintiffs seek to withdraw.

           On November 6, 2002, pursuant to a motion filed by plaintiffs, the New York Supreme Court issued a temporary restraining order enjoining and restraining the transfer of the proceeds of the sale of common stock by the selling stockholders in our initial public offering to The New York Public Asset Fund or The New York Charitable Asset Foundation or to the State or any of its agencies or instrumentalities. The court also ordered that such proceeds be deposited with the Comptroller of the State of New York pending the outcome of this action. The court did not enjoin WellChoice, HealthChoice or the other defendants from completing the conversion or the initial public offering or the receipt by WellChoice of the net proceeds from its issuance and sale of shares in the initial public offering. A court conference was held on November 26, 2002, at which time the motion to dismiss and the motion to convert the temporary restraining order into a preliminary injunction were deemed submitted. On March 6, 2003, the court delivered its decision dated February 28, 2003, in which it dismissed all of the plaintiffs' claims in the complaint. The decision grants two of the plaintiffs, Consumers Union and one other group, leave to replead the complaint, if they so choose, within 30 days of the decision to allege that the Conversion Legislation violates the State Constitution on the ground that it applies exclusively to HealthChoice. Pending this 30-day period, the temporary restraining order remains in effect and the plaintiffs' motion for a preliminary injunction is deferred.

           Other. We are also party to additional litigation and are, from time to time, named as co-defendants in legal actions brought against governmental healthcare bodies. At present, we are not party to any additional litigation which, if concluded in a manner adverse to us, would have a material adverse impact on us or our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT:

          Our executive officers are as follows:


NAME                           AGE    POSITION
----                           ---    --------
Michael A. Stocker, M.D.        60   Chief Executive Officer, President and Director
Bryan D. Birch                  37   Senior Vice President, Chief Sales Officer
Deborah Loeb Bohren             48   Senior Vice President, Communications
David A. Florman                50   Senior Vice President, Medical Delivery Systems and Medicare Risk
Jason N. Gorevic                31   Senior Vice President, Chief Marketing Officer
Kenneth O. Klepper              49   Senior Vice President, Systems, Technology and Infrastructure
Robert W. Lawrence              51   Senior Vice President, Human Resources and Services
Gloria M. McCarthy              50   Senior Vice President, Operations, Managed Care and Medicare Services
John W. Remshard                55   Senior Vice President, Chief Financial Officer
Linda V. Tiano                  45   Senior Vice President, General Counsel


           Michael A. Stocker, M.D. has served as Chief Executive Officer and director of WellChoice since August 2002 and as its President since January 3, 2003. Dr. Stocker has served as Chief Executive Officer and Director of HealthChoice since October 1994 and served as President of HealthChoice from October 1994 to March 2001. From February 1993 to October 1994, Dr. Stocker was the President of CIGNA Healthplans. Dr. Stocker has also served as Executive Vice President, General Manager for the Greater New York Market of U.S. Healthcare.

           Bryan D. Birch has served as Senior Vice President, Chief Sales Officer of WellChoice since September 2002 and of HealthChoice since June 2000. From January 1999 to June 2000, Mr. Birch was an Executive Vice President and Founder of iHealth Technologies, a claims editing company. From July 1995 to January 1999, Mr. Birch was the Chief Executive Officer of Oxford Health Plans' Connecticut Division. From August 1992 to July 1995, Mr. Birch was the Corporate Director of Medical Delivery for Oxford Health Plans responsible for all contracting initiatives. Prior to serving at Oxford, Mr. Birch worked for an issuer of tax-exempt revenue bonds in New Jersey for six years. Mr. Birch serves on the board of directors for both Consortium Health Plans and the National Account Executive Committee, a Blue Cross Blue Shield Association workgroup.

           Deborah Loeb Bohren has served as Senior Vice President, Communications of WellChoice since January 2003. Ms. Bohren was Vice President, Public Affairs of WellChoice from October 2002 to December 2002 and of HealthChoice from October 1998 to October 2002. Prior thereto, Ms. Bohren served as Assistant Vice President, Media Relations for HealthChoice from February 1997 to October 1998 and as HealthChoice's Director of Media Relations from February 1996 to February 1997.

           David A. Florman has served as Senior Vice President, Medical Delivery Systems and Medicare Risk of WellChoice since September 2002 and of HealthChoice since March 2001. From September 2000, until February 2001, Mr. Florman was Senior Vice President and the head of national medical management strategy of Aetna (formerly U.S. HealthCare), a health insurance company. From October 1997 until August 2000, he led corporate medical cost management at Aetna. From December 1995 until September 1997, Mr. Florman was Senior Vice President and General Manager of Aetna's Long Island Market. From 1990 until

September 1997, Mr. Florman served in various positions at Aetna, which included senior level responsibility for network development and medical cost management.

           Jason N. Gorevic has served as the Senior Vice President, Chief Marketing Officer of WellChoice since February 2003. Prior thereto, Mr. Gorevic served as Acting Chief Marketing Officer of WellChoice from November 2002 to February 2003, and was Vice President, Local Group Commercial Markets of WellChoice from September 2002 to November 2002 and of HealthChoice from February 2002 to November 2002. From July 2000 until December 2001, Mr. Gorevic was Chief Executive Officer of LuxuryGems, Inc. d/b/a Gemfinity, an electronic marketplace and purchasing aggregator. From July 1999 to July 2000, Mr. Gorevic was General Manager of Business Messaging at Mail.com, Inc., a provider of Internet messaging services, and from April 1998 until June 1999, he served as Mail.com's Vice President of Operations. Between 1993 and 1998, Mr. Gorevic worked at Oxford Health Plans, Inc., where he held a variety of positions in marketing, medical management and operations.

           Kenneth O. Klepper has served as Senior Vice President of Systems, Technology and Infrastructure of WellChoice since September 2002 and of HealthChoice since August 1999. Prior thereto, Mr. Klepper served HealthChoice as Senior Vice President and Process Champion of Corporate Development from March 1999 until August 1999 and as Senior Vice President and Process Champion of Medical Cost Control from March 1998 until March 1999. He joined HealthChoice in 1995 as Senior Vice President, Process Champion, Customer Service, and also held the position of Senior Vice President of Planning and Strategic Initiatives during 1997. From 1992 until 1995, Mr. Klepper was the Assistant Vice President, Provider Process Champion for CIGNA Healthcare in Nashville, where he had national responsibility for provider process management. He currently serves on the board of the National Accounts Services Company, LLC, an entity in which we hold a 25% interest.

           Robert W. Lawrence has served as Senior Vice President, Human Resources and Services of WellChoice since September 2002 and of HealthChoice since June 2002. Mr. Lawrence joined HealthChoice in November 1999 as Vice President, Compensation, Benefits and HRIC. Prior to joining HealthChoice, he served as Vice President, Human Resources of Philipp Brothers Chemicals, Inc., a recycling company for agricultural and industrial chemicals, from August to November 1999, and as Director, Human Resources for the Genlyte Thomas Group, LLC, a manufacturer of lighting fixtures and control devices, from July 1993 to May 1999. Prior thereto, Mr. Lawrence served in various human resources positions for US WEST Financial Services, Inc. and the American National Can Company.

           Gloria M. McCarthy has served as the Senior Vice President, Operations, Managed Care and Medicare Services of WellChoice since September 2002 and of HealthChoice since March 1997. She has held a variety of other positions at HealthChoice since 1974.

           John W. Remshard has been the Senior Vice President, Chief Financial Officer of WellChoice since August 2002 and of HealthChoice since March 1996. From July 1995 until March 1996, Mr. Remshard was the Senior Vice President of Auditing of HealthChoice. Prior to joining HealthChoice, from 1978 until 1995, Mr. Remshard was a Vice President in the Finance Division of CIGNA Corporation.

           Linda V. Tiano has been the Senior Vice President, General Counsel of WellChoice since August 2002 and of HealthChoice since September 1995. Prior thereto, from 1992 until 1995, Ms. Tiano served as Vice President for Legal and Government Affairs and General Counsel for MVP Health Plan, an HMO located in upstate New York. From 1990 until 1992, Ms. Tiano was a stockholder of Epstein Becker and Green, P.C., and for nine years prior thereto, an associate of that firm, where she specialized in providing legal advice and assistance to a wide variety of healthcare entities, primarily in the managed care industry.

                                       ***

           As disclosed in the Company's Form 10-Q for the quarter ended September 30, 2002, the Company's Chief Executive Officer, Michael A. Stocker, M.D., is being treated for prostate cancer. He will continue performing all of his regular duties and does not expect to take any extended leave of absence in connection with his condition.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Since November 8, 2002, the first day of trading following the effectiveness of our initial public offering, the Company's common stock has been traded on The New York Stock Exchange under the symbol "WC." There is no established market for the one share of Class B Common Stock outstanding.

       The following table sets forth the high and low sales prices for the Company's Common Stock, as reported by The New York Stock Exchange, since November 8, 2002 for each calendar quarter indicated:

                                                                High        Low
                                                                ----        ---
       2002:   Fourth Quarter (commencing November 8, 2002).....$28.50    $22.15
       2003:   First Quarter (through March 5, 2003)............$24.00    $17.65

       On February 21, 2003, the Company had 14 holders of record of its Common Stock, which did not include beneficial owners of shares registered in nominee or street name, and one holder of its Class B Common Stock.

       No cash dividends have been declared on the Common Stock or Class B Common Stock. We do not expect to pay cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

       Our ability to pay dividends is dependent on cash dividends from our subsidiaries. Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us. Any proposed dividend to WellChoice from Empire, which, together with other dividends paid within the preceding twelve month period, exceeds the lesser of 10% of its surplus to policyholders or 100% of adjusted net investment income, will be subject to approval by the Department of Insurance. Any proposed dividend to Empire from WellChoice Insurance of New Jersey, which, together with other dividends paid within the preceding twelve month period, exceeds the greater of 10% of its surplus to policyholders or net income not including realized capital gains will be subject to approval by the New Jersey Department of Banking and Insurance. Dividends from both Empire and WellChoice Insurance of New Jersey must be paid from earned surplus. Dividends from Empire HealthChoice HMO to Empire in excess of 10% of the admitted assets of Empire HealthChoice HMO will also be subject to review and approval by the New York Department of Insurance and Department of Health and the New Jersey Department of Banking and Insurance. These dividends can only be paid from earned surplus.

       In November 2002, HealthChoice obtained the consent of the Superintendent to pay a dividend of $225.0 million to WellChoice simultaneously with the effectiveness of our initial public offering.

       At December 31, 2002, the Company did not have any compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized. Under the Plan of Conversion, the Company agreed not to make any grants of any stock awards or stock options to employees or directors prior to November 7, 2003, the first anniversary of the Company's initial public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

           The following table sets forth selected financial data and other operating information of WellChoice, Inc. and its subsidiaries. The selected financial data in the table are derived from the consolidated financial statements of WellChoice, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.


                                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------
                                         2002           2001           2000           1999           1998
REVENUE:
Premiums earned                    $   4,628.0      $   4,246.2     $  3,876.9    $   3,362.3    $   3,064.4
Administrative service fees              396.2            322.0          264.9          238.9          171.2
Investment income, net                    64.8             69.3           65.5           58.7           55.6
Net realized investment gains
    (losses)                               2.6            (12.4)          22.1            0.2            3.8
Other income, net                         14.0              6.1            4.3            4.8            3.0
                                       --------         --------       --------       --------       --------

Total revenue                          5,105.6          4,631.2        4,233.7        3,664.9        3,298.0

EXPENSES:
Cost of benefits provided              3,947.4          3,738.8        3,426.4        2,944.6        2,721.5
Administrative expenses                  833.1            742.8          686.2          587.3          533.2
Conversion and IPO expenses               15.4              2.0            0.6            3.7            2.3
                                       --------         --------       --------       --------       --------

Total expenses                         4,795.9          4,483.6        4,113.2        3,535.6        3,257.0
                                       --------         --------       --------       --------       --------

Income from continuing
    operations before income
    taxes                               309.7             147.6          120.5          129.3           41.0
Income tax benefit (expense)(1)          67.9             (0.1)          74.5           (9.1)           1.0
                                       --------         --------       --------       --------       --------

Income from continuing
    operations                          377.6             147.5          195.0          120.2           42.0
Loss from discontinued
    operations, net of tax               (1.1)            (16.5)          (4.6)          --             --
                                       --------         --------       --------       --------       --------

NET INCOME                             $376.5       $     131.0     $    190.4    $     120.2    $      42.0
                                       --------         --------       --------       --------       --------

PER SHARE DATA
Proforma basic and diluted
    earnings per share(2)               $4.51       $      1.57     $     2.28    $      1.44    $      0.50




                                                                   DECEMBER 31,
                                       ----------------------------------------------------------------------
                                         2002           2001           2000           1999           1998
ADDITIONAL DATA - FOR THE YEAR
    ENDED:
Medical loss ratio(3)                    85.3%          88.1%          88.4%          87.6%          88.8%
Medical loss ratio, excluding
    New York City and New York
    State PPO(4)                         81.8%          86.0%          85.9%          85.1%          86.6%
Administrative expense ratio(5)          16.9%          16.3%          16.6%          16.4%          16.6%
Administrative expense
    ratio--premium equivalent
    basis(6)                             11.5%          11.7%          12.6%          12.7%           N/A
Members (000's at end of
period)(7)                               4,608          4,383          4,135          4,161          4,119

BALANCE SHEET DATA:
Cash and investments                    1,783.0         1,604.3        1,400.6        1,330.2        1,184.0
Premium related receivables               358.8           403.5          447.5          404.7          399.3
Total assets                            2,777.5         2,449.6        2,252.5        1,987.4        1,837.3
Unpaid claims and claims
    adjustment expense                   559.9           634.1           672.4          591.0          597.2
Obligations under capital lease           47.7            50.1            52.0           53.5           54.5
Total liabilities                      1,541.2          1,620.3        1,577.8        1,484.7        1,457.8
Stockholders' equity (8)               1,236.3            829.3          674.7          502.7          379.5

_________
(1) The valuation allowance at December 31, 2001 was approximately $195.7 million. At December 31, 2002, we have eliminated the valuation allowance on our deferred tax assets, based on approval of the conversion and continued, current and projected positive taxable income. As a result of the conversion, WellChoice is a for-profit entity and is subject to state and local taxes as well as federal income taxes at the statutory rate of 35% for the year ended December 31, 2002. As of December 31, 2000, we reduced our valuation allowance on our deferred tax assets by $71.9 million based on continued, current and projected positive taxable income.

(2) Pro forma basic and diluted earnings per share is calculated using income from continuing operations and net income for each period presented. Shares used to compute pro forma earnings per share are shares outstanding at December 31, 2002 of 83,490,477. Net loss and basic and diluted net loss per common share based on the weighted average shares outstanding for the period from November 7, 2002 (date of initial public offering) to December 31, 2002 were $38.5 million and $0.46, respectively.

(3) Medical loss ratio represents cost of benefits provided as a percentage of premiums earned.

(4) We present medical loss ratio, excluding New York City and New York State PPO because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums relative to administrative expense and are retrospectively rated with a guaranteed administrative service fee. In addition, the size of these accounts distorts our performance when the total medical loss ratios are presented.

(5) Administrative expense ratio represents administrative and conversion and IPO expenses as a percentage of premiums earned and administrative service fees.

(6) Premium equivalents are obtained by adding to our administrative service fees the amount of paid claims attributable to these service fees, which include our non-Medicare, self-funded (or ASO) health business pursuant to which we provide a range of customer services, including claims administration and billing and membership services. Administrative expense ratio--premium equivalent basis is determined by dividing administrative and conversion and IPO expenses by premium equivalents plus premiums earned for the relevant periods.

(7) Enrollment as of December 31, 2002 includes 175,000 New York State PPO account members who reside in New York State but outside of our service areas. Prior to this time, these members were enrolled in the New York Blue Cross Blue Shield plan licensed in the area where the members resided and, accordingly, the membership was reported by these plans and not by us. Starting in 2002, in accordance with a change to the contract with New York State under which we administer the entire plan, we began including those members enrolled outside of our service area, and all members were therefore enrolled in, and reported by, HealthChoice. New York State PPO account members who reside in New York State but outside of our service areas are excluded from enrollment totals for all other periods presented.

(8) Prior to the conversion, this line item was captioned "Total reserves for policyholders' protection."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The following discussion and analysis presents a review of WellChoice, Inc. and its subsidiaries (collectively, the "Company") for the three-year period ended December 31, 2002. This review should be read in conjunction with the consolidated financial statements and other data presented herein.

           The statements contained in this Annual Report on Form 10-K, including those set forth in "Item 1 - Business - Company Overview," "--Our Strategy," "--Customers," "--Information Systems and Telecommunications Infrastructure," "--Collaborations," "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, or the PSLRA. When used in this Annual Report on Form 10-K and in future filings by the Company with the Commission, in our press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases "believes," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

           The discussion of risks described in "Item 1 - Business" and "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report and the following discussion contain certain cautionary statements regarding our business that investors and others should consider. These discussions are intended to take advantage of the "safe harbor" provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, in making these cautionary statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or operating results, and are not undertaking to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected our past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed in our communications.

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

       We offer our products and services to a broad range of customers, including large groups of more than 500 employees; middle market groups, ranging from 51 to 500 employees; small groups, ranging from two to 50 employees and individuals. Over one million of our members are covered through our national accounts, which include Fortune 500 companies.

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

           Our cost of benefits provided expense consists primarily of claims paid and claims in process and pending to physicians, hospitals and other healthcare providers and includes an estimate of amounts incurred but not yet reported. Administrative expenses consist primarily of compensation expenses, commission payments to brokers and other overhead business expenses.

           We report our operating results as two business segments: commercial managed care and other insurance products and services. Our commercial managed care segment accounted for 82.6% of our membership as of December 31, 2002. Our commercial managed care segment includes group PPO, HMO (including Medicare+Choice), EPO, and other products (principally dental-only coverage) as well as our PPO business under our accounts with New York City and New York State. Our other insurance products and services segment consists of our indemnity and individual products. Our indemnity products include traditional indemnity products and government contracts with CMS to act as a fiscal intermediary and carrier. Our individual products include Medicare supplemental, state sponsored plans, government mandated individual plans and individual hospital-only. We allocate administrative expenses, investment income and other income, but not assets, to our segments. Except when otherwise specifically stated or where the context requires, all references in this document to our membership include both our insured and ASO membership. Our New York City and New York State account members are covered under insured plans.

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

        REVENUE RECOGNITION

           Our membership contracts generally have one year terms and are subject to cancellation upon 60 days written notice. Premiums are generally due monthly and are recognized as revenue during the period in which we are obligated to provide services to our members. We record premiums received prior to such periods as unearned premiums. We record premiums earned net of an allowance for doubtful accounts. Premiums recorded for groups with certain funding arrangements are based upon the actual and estimated claims experience of these groups. Future adjustments to the claims experience of these groups will result in changes in premium revenue. Our estimated claim experience is based on a number of factors, including prior claims experience. These estimates are continually reviewed and adjusted based on actual claims experience. Any changes in these estimates are included in current period results. Funds received from these groups in excess of premiums recorded are reflected as liabilities on our balance sheet.

           We recognize administrative service fees during the period the related services are performed. Administrative service fees consist of revenues from the performance of administrative services for self-funded contracts, reimbursements from our contracts with CMS under which we serve as an intermediary for the Medicare Part A program and a carrier for the Medicare Part B program, and fees earned under the BlueCard program. The revenue earned under our contracts with CMS is recorded net of an allowance for an estimate of disallowed expenses.

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

           We estimate claim reserves in accordance with Actuarial Standards of Practice promulgated by the Actuarial Standards Board, the committee of the American Academy of Actuaries that establishes the professional guidelines and standards for actuaries to follow. A degree of judgment is involved in estimating reserves. We make assumptions regarding the propriety of using existing claims data as the basis for projecting future payments. Factors we consider include medical cost trends, the mix of products and benefits sold, internal processing changes and the amount of time it took to pay all of the benefits for claims from prior periods. To the extent the actual amount of these claims is greater than the estimated amount based on our underlying assumptions, such differences would be recorded as additional cost of benefits provided in subsequent accounting periods and our future earnings would be adversely affected. To the extent the claims experience is less than estimated based on our underlying assumptions, such differences would be recorded as a reduction in cost of benefits provided in subsequent accounting periods.

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

THE CONVERSION

           The conversion has been accounted for as a reorganization using the historical carrying values of HealthChoice's assets and liabilities. Immediately following the conversion, HealthChoice's unassigned reserves were reclassified to par value of common stock and additional paid-capital. Concurrently, HealthChoice became a wholly owned subsidiary of WellChoice. The costs of the conversion were recognized as an expense when incurred. We started incurring conversion-related expenses in 1998 when HealthChoice first began paying fees and expenses of advisors to the New York State Superintendent of Insurance, or Superintendent, in connection with the New York State Department of Insurance's consideration of our original draft plan of conversion. From inception of the conversion process through the completion of our initial public offering in December 2002, we incurred conversion and offering expenses of $23.9 million.

           We have benefited from certain favorable tax attributes over the years. HealthChoice has reported its income for tax purposes using certain beneficial rules afforded Blue Cross and Blue Shield plans under Section 833 of the Internal Revenue Code, or the Code. Among other provisions of the Code, these plans were granted a special deduction, the 833(b) deduction, for regular tax calculation purposes. As a result of this deduction, HealthChoice has incurred no regular tax liability but, in profitable years, has paid taxes at the alternative minimum tax rate of 20%. The 833(b) deduction is calculated as the excess of 25% of the incurred claim and claim adjustment expenses for the tax year over adjusted surplus, as defined, but limited to taxable income. The amount of 833(b) deductions utilized in each tax year is accumulated in an adjusted surplus balance. Once the cumulative adjusted surplus balance exceeds the 833(b) deduction for the current taxable year, the deduction is eliminated. During the fourth quarter of 2002, we reevaluated our tax position for financial statement purposes related to HealthChoice's ability to utilize the Section 833(b) deduction and determined that when HealthChoice converted to a for-profit entity, its ability to utilize the Section 833(b) deduction was uncertain. No authority directly addresses whether a conversion transaction will render the 833(b) deduction unavailable. We are aware, however, that the IRS has taken the position related to other Blue Cross Blue Shield plans that a conversion could result in the inability of a Blue Cross Blue Shield plan to utilize the 833(b) deduction. In light of the absence of governing authority, while we intend to continue to take the deduction on its tax returns after the conversion, we will assume, for financial statement reporting purposes, that the deduction will be disallowed. Accordingly, our income tax provision for 2002 assumes the utilization of approximately $145.0 million regular operating loss carryforwards for financial reporting purposes in excess of those utilized for tax purposes. Because the conversion occurred in the fourth quarter and the tax provisions for the first three quarters had assumed the availability of the section 833(b) deduction, we recorded additional tax expense of $50.7 million in the fourth quarter representing the utilization of regular operating loss carryforwards rather than the 833(b) deduction.

           We have substantial tax loss and credit carryovers. At December 31, 2002, our regular tax loss carryforwards were approximately $310.0 million and our alternative minimum tax credit carryforward was approximately $134.0 million. We recently received a ruling from the Internal Revenue Service that our conversion was not viewed as a change in control and therefore did not result in limitations in the use of our net regular tax operating loss carryforwards and alternative minimum tax credits. However, subsequent sales of shares of our common stock, including sales by the Fund and/or Foundation, could result in such a limitation, which would have an impact on our cash flow.

ADDITIONAL STATE AND LOCAL TAXES

         As a result of the conversion, we became a for-profit entity and are subject to New York state and local taxes that we were not previously required to pay. These include premium taxes on most non-HMO insured business and sales and use taxes (which are recorded as administrative expenses), as well as state and local income taxes.

 DISCONTINUED OPERATIONS

       In February 2002, we discontinued the operations of NexxtHealth, Inc., a development stage subsidiary formed in March 2000 to develop Internet portal software to market to other health benefit companies. We discontinued these operations as part of our overall strategy to outsource certain technology functions.

CAPITATED PROVIDER ARRANGEMENTS

       Our cost of benefits provided under capitated arrangements is not significant. Payments under capitated arrangements totaled $88.7 million for the year ended December 31, 2002, representing 2.3% of total cost of benefits provided for each period.

       We currently maintain a single global capitation arrangement to provide hospital and medical benefits for approximately 1,000 members enrolled in our Medicare+Choice product. Payments made under this arrangement totaled $7.5 million for the year ended December 31, 2002, respectively. The premiums earned in excess of costs of benefits provided under this arrangement was approximately $1.3 million for the year ended December 31, 2002.

       We also have capitated arrangements with service providers for certain disease management programs and utilization management services. At December 31, 2002, we had approximately 55,000 members under a capitated utilization management program for eye care services and 851,000 members under capitated disease management programs.

       Other capitated arrangements are in place to manage and assume risk for certain benefits covered under specific products. The following sets forth the membership and respective benefits under these capitated arrangements at December 31, 2002:


 BENEFIT                                                      MEMBERSHIP
 -------------------------------------------------------      ----------
                                                            (IN THOUSANDS)

Mental health                                                  1,550
Laboratory services                                              385
Vision                                                           345
Hearing                                                          133
Dental                                                           100

       Approximately 34.0% of our membership is provided one or more benefits under a capitated program.

SELECTED MEMBERSHIP DATA AND RESULTS OF OPERATIONS

       The following table sets forth selected membership data as of the dates set forth below:


                                                                                                DECEMBER 31,
                                                                                         ---------------------------
 (MEMBERS IN THOUSANDS)                                                                    2002     2001     2000

PRODUCTS AND SERVICES:
COMMERCIAL MANAGED CARE:
       Group PPO, HMO, EPO and other(1)(2)                                                  2,019     1,752  1,432
       New York City and New York State PPO(3)                                              1,786     1,563  1,512
                                                                                          -------    ------   -----


       TOTAL COMMERCIAL MANAGED CARE                                                        3,805     3,315  2,944
                                                                                          -------    ------   -----

OTHER INSURANCE PRODUCTS AND SERVICES:
       Indemnity                                                                              567       804     906
       Individual                                                                             236       264     285
                                                                                          -------    ------   -----

       TOTAL OTHER INSURANCE PRODUCTS AND SERVICES                                            803     1,068   1,191
                                                                                          -------    ------   -----

       OVERALL TOTAL                                                                        4,608     4,383   4,135
                                                                                          -------    ------   -----

CUSTOMERS:
       Large group(3)                                                                       2,903      2,695  2,686
       Small group and middle market                                                          394       366     272
       Individuals                                                                            290       323     326
       National accounts                                                                    1,021       999     851
                                                                                          -------    ------   -----

       OVERALL TOTAL                                                                        4,608     4,383   4,135
                                                                                          -------    ------   -----

FUNDING TYPE:
 COMMERCIAL MANAGED CARE:
       Insured(3)                                                                           2,597     2,441   2,312
       Self-funded                                                                          1,208       874     632
                                                                                          -------    ------   -----
TOTAL COMMERCIAL MANAGED CARE                                                               3,805    3,315    2,944
                                                                                          -------    ------   -----

 OTHER INSURANCE PRODUCTS AND SERVICES:
       Insured                                                                                463       691     838
       Self-funded                                                                            340       377     353
                                                                                          -------    ------   -----
       TOTAL OTHER INSURANCE PRODUCTS AND SERVICES                                            803     1,068   1,191


       OVERALL TOTAL                                                                         4,608    4,383   4,135
                                                                                          -------    ------   -----

______________
(1) Our HMO product includes Medicare+Choice. As of December 31, 2002, 2001 and 2000, we had approximately 55,000, 59,000 and 41,000 members, respectively, enrolled in Medicare+Choice.

(2) "Other" principally consists of our members enrolled in dental only coverage.

(3) Enrollment as of December 31, 2002 includes 175,000 New York State PPO account members who reside in New York State but outside of our service areas. Prior to January 1, 2002, these members were enrolled in the New York Blue Cross Blue Shield plan licensed in the area where the members resided, and, accordingly, the membership was reported by these plans and not by us. Beginning January 1, 2002, in accordance with a change to the contract with New York State under which we administer the entire plan, we began including those members enrolled outside of our service area, and all members were therefore enrolled in, and reported by, WellChoice. New York State PPO account members who reside in New York State but outside of our service areas are excluded from enrollment totals for all other periods presented.

       The following table sets forth results of operations for each of our segments for the periods set forth below:


 (IN MILLIONS)
                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------

                                                               2002             2001          2000
                                                               ----             ----          ----

COMMERCIAL MANAGED CARE:
Total revenue                                                 $4,000.6       $   3,448.3      $  2,948.8
Income from continuing operations before
    income tax expense                                         $ 253.4       $     121.1      $     95.0
Medical loss ratio:
       Commercial managed care total                             86.0%            88.6%            89.1%
       Commercial managed care, excluding New York
           City and New York State PPO(1)                        81.6%            85.8%            85.5%
Administrative expense ratio                                     13.9%            13.0%            12.6%
Administrative expense ratio - premium equivalent
    basis                                                         9.7%            10.0%            10.4%

OTHER INSURANCE PRODUCTS AND SERVICES:
Total revenue                                                 $1,105.0     $   1,182.9        $  1,284.9
Income from continuing operations before
    income tax expense                                         $ 56.3      $      26.5        $     25.5
Medical loss ratio                                               82.4%            86.2%            86.4%
Administrative expense ratio                                     27.8%            25.0%            24.6%
Administrative expense ratio - premium equivalent
    basis                                                        17.4%            15.9%            16.4%


______________
(1) We present commercial managed care medical loss ratio, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums relative to administrative expense and are retrospectively rated with a guaranteed administrative service fee. In addition, the size of these accounts distorts our performance when the total medical loss ratios are presented.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

           As of December 31, 2002, total enrollment was 4.6 million members and commercial managed care enrollment was 3.8 million members (82.6% of total enrollment). If we add to the December 31, 2001 enrollment the 167,000 New York State PPO account members who reside in New York State but outside of our service areas, total enrollment and commercial managed care enrollment increased 1.3% and 9.3%, respectively, from December 31, 2001 to December 31, 2002. Enrollment in our group PPO, HMO, EPO and other products increased 15.2%, or 267,000 members. This growth was attributable to the migration of members enrolled in our indemnity products to our commercial managed care products, new large group and national accounts business in our PPO and EPO products and increased enrollment by small group and middle market customers in our Direct Connection HMO (our HMO product which allows members to seek care from in-network specialists without a referral) and EPO products. The enrollment growth in self-funded products of 23.7% was the result of both new membership and the migration from insured business, most noticeably in the large group PPO and national EPO membership. Enrollment in other insurance products and services declined 24.8% to approximately 0.8 million members due, in part, to the continued migration of members to commercial managed care products.

           As of December 31, 2002, our New York State account covered approximately 985,000 members, or 21.4% of our total membership and 25.9% of our commercial managed care membership, and our New York City account covered approximately 801,000 members, or 17.4% of our total membership and 21.1% of our commercial managed care membership. The pricing of our products provided to New York State and New York City historically have been renegotiated annually. Effective January 1, 2003, we agreed to new pricing with New York State covering a three-year period through December 31, 2005, though both parties retain the right to terminate the contract on six months' notice. The New York City account is currently under renegotiation based upon a competitive bid process that is open to us and to third parties and involves renegotiation with respect to rates. The contract awarded to the winner of this competitive bid process is expected to commence July 1, 2003. We had rates in place through December 31, 2002 with respect to our PPO products with the New York City account. We are currently negotiating the pricing of our PPO products with New York City for the first six months of 2003. The loss of one or both of the New York City and New York State accounts would result in reduced membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

           Total revenue increased 10.2%, or $474.4 million, to $5,105.6 million for the year ended December 31, 2002, from $4,631.2 million for the year ended December 31, 2001 primarily due to an increase in premium and administrative service fee revenue.

           Premium revenue increased $381.8 million, or 9.0%, to $4,628.0 million for the year ended December 31, 2002, from $4,246.2 million for the year ended December 31, 2001. The increase in premium revenue was primarily due to growth in our commercial managed care segment. Commercial managed care premium revenue was $3,723.0 million for the year ended December 31, 2002, a 14.6% increase compared to the year ended December 31, 2001. The increase in commercial managed care premium revenue was attributable to enrollment growth and premium rate increases, particularly in our HMO and PPO products. Premium revenue growth was partially offset by the anticipated decline in our other insurance products and services enrollment, the cancellation of unprofitable EPO contracts and the migration of insured EPO national and large group indemnity contracts to self-funded contracts. On a per member per month, or PMPM basis, premium for the year ended December 31, 2002 increased 7.2%, to $124.65, from $116.29 for the year ended December 31, 2001. Commercial managed care PMPM premium increased to $120.90 for the year ended December 31, 2002, from $115.22 for the year ended December 30, 2001. Excluding the New York City and New York State PPO, commercial managed care PMPM premium increased to $250.72 for the year ended December 31. 2002, compared to $226.59 for the year ended December 31, 2001.

           Administrative service fee revenue increased 23.0%, or $74.2 million, to $396.2 million for the year ended December 31, 2002, from $322.0 million for the year ended December 31, 2001. The increase was primarily due to growth in self-funded group PPO, HMO, EPO and other membership, expanded volume of services provided under our CMS contract for Medicare Part A and Part B programs and increased BlueCard fees. Approximately $52.7 million of the increase was driven by the migration of approximately 45,000 members from insured EPO national account contracts and approximately 137,000 insured large group indemnity contracts to self-funded contracts and approximately 69,000 members from new national and large group customers. Administrative service fee revenue from our CMS contracts increased 10.6%, or $12.2 million to $127.3 million for the year ended December 31, 2002, from $115.1 million for the year ended December 31, 2001. Total BlueCard fees increased 26.3%, or $9.3 million, to $44.6 million for the year ended December 31, 2002, from $35.3 million for the year ended December 31, 2001 due to an increase in transaction volume.

           Investment income, net of investment expenses, decreased 6.5%, or $4.5 million, to $64.8 million for the year ended December 31, 2002, from $69.3 million for the year ended December 31, 2001 due to lower interest rates. Net realized gains of $2.6 million for the year ended December 31, 2002 was primarily the result of net gains on government and corporate bond sales and the sale of a portion of our WebMD Corp. common stock. The net realized loss of $12.4 million for the year ended December 31, 2001 was primarily due to a $10.5 million impairment loss recorded on our holdings of WebMD Corp. common stock.

           Other income, net of $14.0 million for the year ended December 31, 2002 consisted primarily of a gain of $8.0 million resulting from insurance settlements in excess of estimated recoveries recorded as of December 31, 2001 for property and equipment lost at our World Trade Center headquarters, $5.4 million related to the recovery of amounts previously recorded against net income, interest received on outstanding hospital advances of $1.9 million and late payment fee income of $0.7 million. Other income, net of $6.1 million for the year ended December 30, 2001 primarily consisted of a gain of $6.8 million resulting from insurance recovery estimates in excess of book values for property and equipment lost at our World Trade Center headquarters, $1.6 million from the demutualization of MetLife, Inc., the life insurance carrier for our employees, late payment fee income of $0.6 million and interest income earned on advances to hospitals of $1.2 million, offset in part by a charge of $3.7 million due to the restructuring of an outstanding provider note receivable and other miscellaneous expenses of $0.4 million.

           Total cost of benefits provided increased 5.6%, or $208.6 million, to $3,947.4 million for the year ended December 31, 2002, from $3,738.8 million for the year ended December 31, 2001, reflecting a 1.7% increase in member months and a 3.8% increase in PMPM benefit costs. The increase in benefit costs was due to increases in unit costs, offset in part by decreases in utilization. Cost of benefits provided for the year ended December 31, 2002 included a $3.3 million premium deficiency reserve charge related to our New Jersey PPO business, offset in part by net litigation reserve related activity of $13.7 million. Overall, benefit expense on a PMPM basis for the year ended December 31, 2002 increased to $106.32, from $102.39 for the year ended December 31, 2001.

            The total medical loss ratio decreased to 85.3% for the year ended December 31, 2002, from 88.1% for the year ended December 31, 2001. This decrease was attributable to, in part, $40.1 million of prior period reserve development on the at-risk book of business. Excluding prior period development and the litigation reserve release, the total medical loss ratio for the year ended December 31, 2002, was 86.3%. The medical loss ratio in our commercial managed care segment decreased to 86.0% for the year ended December 31, 2002, from 88.6% for the year ended December 31, 2001. Excluding New York City and New York State PPO, the medical loss ratio in our commercial managed care segment decreased to 81.6% for the year ended December 31, 2002, from 85.8% for the year ended December 31, 2001 due to better than anticipated claim experience. The medical loss ratio for other insurance products and services decreased to 82.4% for the year ended December 31, 2002, from 86.2% for the year ended December 31, 2001.

           Administrative expenses increased 12.2%, or $90.3 million, to $833.1 million for the year ended December 31, 2002, from $742.8 million for the year ended December 31, 2001. This increase was attributable to increased broker commissions of $18.8 million due to premium revenue growth in small group and middle market customers, increased employee benefit expense of $15.6 million, increased professional services related to our technology outsourcing strategy of $23.1 million, increased premium taxes of $6.2 million, employee-related transition costs of $9.5 million incurred as part of our outsourcing agreement with IBM in June 2002, restructuring charges of $13.7 million related to our plan to streamline operations and other miscellaneous expenses. This increase was offset in part by a gain of $19.3 million resulting from the settlement of our business property protection and blanket earnings and extra expense insurance claim related to the loss of our headquarters located at the World Trade Center. Conversion and IPO expenses increased $13.4 million to $15.4 million for the year ended December 31, 2002, from $2.0 million for the year ended December 31, 2001 due to the increased conversion and IPO related activities as we reached the effective date of the conversion and completed our initial public offering.

           In 2003, we plan to transition from several leased properties, which temporarily replaced our World Trade Center office, to a long-term leased facility. During the transition period (June through December 2003), we will incur rent expense for both our temporary leased facilities and our long-term leased facility. As a result, we will incur approximately $9.8 million in incremental rent costs in 2003. In addition, in 2003 we estimate that we will incur $8.6 million in depreciation and start-up costs related to our long-term leased facility. We will continue to incur additional facility costs beyond 2003 due to the increased costs associated with our long-term leased facility when compared to the cost of our World Trade Center facility.

           Income from continuing operations before income taxes increased 109.8%, or $162.1 million, to $309.7 million for the year ended December 31, 2002, from $147.6 million for the year ended December 31, 2001. This improvement was primarily driven by increased commercial managed care membership and improved underwriting performance. The tax benefit of $67.9 million increased income from continuing operations to $377.6 million for the year ended December 31, 2002. The tax expense of $0.1 million reduced income from continuing operations to $147.5 million for the year ended December 31, 2001. Taking into account our loss from discontinued operations, our net income for the year ended December 31, 2002 was $376.5 million and for year ended December 31, 2001 was $131.0 million.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

           Total enrollment grew 6.0%, or 248,000 members, to 4.4 million members as of December 31, 2001, compared to 4.1 million members as of December 31, 2000. Commercial managed care enrollment increased 12.6%, or 371,000, to 3.3 million members, representing 75.6% of total enrollment. Enrollment in our group PPO, HMO, EPO and other products increased 22.3%, or 320,000 members. This growth was attributable to new large group and national accounts business in our PPO and EPO products, increased enrollment by small group and middle market customers in our commercial managed care HMO products and individuals enrolled in our Medicare+Choice product. Membership in New York City and New York State PPO increased 3.4%, or 51,000 members, with enrollment gains reported in both the New York City and New York State plans. Other insurance products and services enrollment decreased 10.3% for the year due to a continued shift to commercial managed care programs.

           Premium revenue increased $369.3 million, or 9.5%, to $4,246.2 million for the year ended December 31, 2001, from $3,876.9 million for the year ended December 31, 2000 as a result of enrollment growth in commercial managed care products, partially offset by anticipated enrollment declines in other insurance products and services. Premium revenue for New York City and New York State PPO increased as a result of enrollment growth. Group PPO, HMO, EPO and other premium revenue increased 26.8% due to enrollment growth in all products. PMPM premiums in 2001 increased 10.2%, or $10.81, to $116.29, from $105.48 in 2000. The PMPM premium increase was primarily due to an increase in premium revenue from higher premium products as a percentage of total premium revenue.

           Administrative service fee revenue increased 21.6%, or $57.1 million, to $322.0 million for the year ended December 31, 2001, from $264.9 million for the year ended December 31, 2000 due to new national accounts business and BlueCard fees. Approximately $51.4 million of the increase was driven by the enrollment of approximately 148,000 new self-funded PPO members. BlueCard fees increased 19.3%, or $5.7 million to $35.3 million for the year ended December 31, 2001, from $29.6 million for the year ended December 31, 2000.

           Investment income, net of investment expenses, increased 5.8%, or $3.8 million, to $69.3 million for the year ended December 31, 2001, from $65.5 million for the year ended December 31, 2000. The increase was due to higher average invested balances offset by lower interest rates. The net realized loss of $12.4 million for the year ended December 31, 2001 is primarily due to a $10.5 million impairment loss recorded on our holdings of WebMD Corp. common stock. The net realized gain of $22.1 million for the year ended December 31, 2000 is primarily due to a series of transactions related to our investment interest in The Health Information Network, LLC, or THINC. In January 2000, CareInsite, Inc. purchased our investment interest in THINC for warrants in CareInsite common stock. We exercised our warrants and recognized a gain of $13.2 million. In February 2000, CareInsite was acquired by WebMD and we received WebMD common stock in exchange for our investment in CareInsite. As a result of this transaction, we recognized an additional gain of $7.8 million.

           Other income increased 41.9%, or $1.8 million, to $6.1 million for the year ended December 31, 2001, from $4.3 million for the year ended December 31, 2000. Other income in 2001 primarily consisted of a gain of $6.8 million resulting from insurance recovery estimates in excess of book values for property and equipment lost at our World Trade Center headquarters, late payment fee income of $0.6 million and interest income earned on advances to hospitals of $1.2 million, offset in part by a charge of $3.7 million due to the restructuring of an outstanding provider note receivable. Other income in 2000 primarily consisted of real estate rental income.

           Total revenue increased 9.4%, or $397.5 million, to $4,631.2 million for the year ended December 31, 2001, from $4,233.7 million for the year ended December 31, 2000 primarily due to an increase in premium revenue.

           Total cost of benefits provided increased 9.1%, or $312.4 million, to $3,738.8 million for the year ended December 31, 2001, from $3,426.4 million for the year ended December 31, 2000 primarily due to increased utilization of physician, outpatient services and prescription drugs and higher unit costs, partially offset by a decrease in utilization of inpatient hospital services. Overall PMPM benefit expense for the year ended December 31, 2001 increased 9.5%, to $102.39, from $93.48 for the year ended December 31, 2000 due to higher costs for healthcare services.

           The total medical loss ratio decreased to 88.1% for the year ended December 31, 2001, from 88.4% for the year ended December 31, 2000. The medical loss ratio in our commercial managed care segment decreased to 88.6% for the year ended December 31, 2001, from 89.1% for the year ended December 31, 2000. Excluding New York City and New York State PPO, the medical loss ratio in our commercial managed care segment increased to 85.8% in 2001 from 85.5% in 2000 due to healthcare cost increases in excess of premium rate increases. The higher healthcare costs were driven by increased utilization, primarily in outpatient and physician services, as well as higher inpatient and drug unit costs.

           The medical loss ratio for other insurance products and services decreased to 86.2% for the year ended December 31, 2001, from 86.4% for the year ended December 31, 2000, due to an improvement in the small and large group indemnity products and Medicare supplemental plans, partially offset by higher claims cost as a percentage of premium with respect to the New York State-mandated direct pay products.

           Administrative and conversion expenses increased 8.4%, or $58.0 million, to $744.8 million for the year ended December 31, 2001, from $686.8 million for the year ended December 31, 2000. This increase was attributable to increased broker commissions of $10.1 million incurred to support continued growth in our small group and middle market customers and higher general administrative expenses of $47.9 million to service increased commercial managed care enrollment.

           Income from continuing operations before income taxes increased $27.1 million, or 22.5%, to $147.6 million for the year ended December 31, 2001, from $120.5 million for the year ended December 31, 2000. Income tax expense was $0.1 million for the year ended December 31, 2001 compared to income tax benefit of $74.5 million for the year ended December 31, 2000. The 2000 benefit is the result of management's conclusion that based on continued, current and projected positive taxable income and the expected timing of the reversal of other tax deductible temporary differences, our deferred tax valuation allowance could be significantly reduced by $71.9 million. Income from continuing operations decreased 24.4%, or $47.5 million, to $147.5 million for the year ended December 31, 2001, from $195.0 million for the year ended December 31, 2000. Taking into account our loss from discontinued operations, our net income for the year ended December 31, 2001 was $131.0 million and for the year ended December 31, 2000 was $190.4 million.

LIQUIDITY AND CAPITAL RESOURCES

           WellChoice is a holding company and depends on its subsidiaries for cash and working capital to pay expenses. WellChoice receives cash from its subsidiaries from administrative and management service fees, as well as tax sharing payments and dividends. On November 7, 2002, the Superintendent approved the payment of a dividend to WellChoice from its subsidiary, Empire, in the amount of $225.0 million, which was paid on November 8, 2002. This dividend has been accounted for as an equity transfer from a subsidiary to the parent of a consolidated group. On November 20, 2002, we received net proceeds of approximately $28.0 million, after deducting the underwriting discount, from the exercise of the underwriters' over-allotment option in our initial public offering. We used these proceeds from the exercise of the over-allotment option to pay offering and conversion expenses and for general corporate purposes.

           Our subsidiaries' primary source of cash is from premiums and fees received and investment income. The primary uses of cash include healthcare benefit expenses, brokers' and agents' commissions and administrative expenses. We generally receive premium revenues in advance of anticipated claims for related healthcare services.

           Our investment policies are designed to provide liquidity to meet anticipated payment obligations and to preserve principal. We believe the composition of our marketable investment portfolio is conservative, consisting primarily of high-rated, fixed income securities with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio is comprised of U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. The average credit rating of our fixed income portfolio as of December 31, 2002 was "AA." A portion of the fixed income portfolio is designated as short-term and is intended to cover near-term cash flow needs. Our marketable equity portfolio as of December 31, 2002 consisted of an investment in a mutual fund indexed to the S&P 500, our common stock investment in WebMD and our investment in non-redeemable preferred stock of several companies. As of December 31, 2002, our marketable equity portfolio was 3.5% of the total marketable investment portfolio, compared to 2.0% as of December 31, 2001.

           On October 17, 2002, we entered into a credit and guaranty agreement, effective as of November 7, 2002, with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which will provide us with a credit facility. We are able to borrow under the credit facility for general working capital purposes. The total outstanding amounts (including the amount of the letter of credit) under the credit facility cannot exceed $100.0 million. The facility has a term of 364 days, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at our option, at The Bank of New York's prime commercial rate (or, if greater, 0.50% plus the federal funds rate) as in effect from time to time plus a margin of between zero and 1.0%, or LIBOR plus a margin of between 1.125% and 2.250%, with the applicable margin to be determined based on our financial strength rating. As of December 31, 2002, there were no funds drawn against this line of credit.

           The credit facility contains covenants that limit our ability to issue any equity interest which is not issued on a perpetual basis or in respect of which we shall become liable to purchase, redeem, retire or otherwise acquire any such interest, including any class of redeemable preferred stock. However, the credit facility does not restrict us from paying dividends on our common stock or repurchasing or redeeming shares of our common stock. Covenants under the credit facility also impose limitations on the incurrence of secured debt, creation of liens, mergers, asset sales, transactions with affiliates and material amendments of material agreements, as defined in the credit facility without the consent of the lenders. In addition, the credit facility contains certain financial covenants. Failure to comply with any of these covenants will result in an event of default, which could result in the termination of the credit facility.

           We believe that cash flow from our operations and our cash and investment balances, including the proceeds of the dividend mentioned above, will be sufficient to fund continuing operations and capital expenditures for at least the next twelve months.

        Year ended December 31, 2002 compared to year ended December 31, 2001

        Cash from operating activities decreased $31.6 million to $182.7 million as of December 31, 2002, from $214.3 million as of December 31, 2001. The decrease in cash from operating activities is principally due to a $75.8 million return of advanced premium held related to our New York State account compared to an increase of premium held of approximately $24.4 million in 2001 and an increase of $74.0 million in taxes paid. This decrease was partially offset by $46.5 million in World Trade Center insurance proceeds, net of recovery expense and positive operating results net of non-cash items. Some of the non-cash items impacting net income include the net deferred income tax benefit of $151.4 million, litigation reserve releases of $15.4 related to the settlement of a large case and prior year "at risk" claim reserve adjustments, offset in part by depreciation and amortization expense of $34.5 million and accrued restructuring expenses of $20.9 million.

           Net cash used in investing activities of $129.5 million for the year ended December 31, 2002, was consistent with cash used in investing activities of $129.3 million for the year ended December 31, 2001.

           Net cash provided by financing activities of $25.6 million includes net proceeds from the sale of common stock in the initial public offering of $28.0 million and payments made on capital lease obligations of $2.4 million for the year ended December 31, 2002. Cash used in financing activities of $1.9 million for the year ended December 31, 2001 reflects payments for capital lease obligations.

        Year ended December 31, 2001 compared to year ended December 31, 2000

           Cash from operating activities increased $98.3 million to $214.3 million for the year ended December 31, 2001, from $116.0 million for the year ended December 31, 2000. The increase in cash from operating activities is principally due to premium collection increases in excess of increases in paid claims and a decrease in disbursements related to the settlement of outstanding group and contract liabilities.

           Net cash used in investing activities decreased $8.6 million to $129.3 million in 2001, from $137.9 million in 2000. Cash used in investing activities in 2001 was impacted by a strategic decision to maintain cash flow generated by operations in cash and cash equivalents to cover business needs related to the recovery of our World Trade Center operations.

           CONTRACTUAL OBLIGATIONS

           We are contractually obligated to make future minimum payments as follows:


                             2003    2004     2005     2006     2007  THEREAFTER
                             ----    ----     ----     ----     ----  ----------
Lease Commitments:
Operating Leases         $  49.9  $  43.8   $  39.9  $  33.4   $  31.1  $  357.6
Capital Leases              11.1     11.4      11.7     12.0      12.2      36.0

    Operating lease terms generally range from one to 27 years with certain early termination or renewal provisions. We anticipate that we will incur leasehold improvement costs and related capital expenditures of approximately $55.4 million at our Brooklyn, New York facility in 2003. These expenditures will be funded using internal cash. The schedule above includes rent commitments for our Staten Island facility. However, as part of the information technology outsourcing agreement with IBM, we entered into a sublease agreement with IBM for this property. The Company expects to receive net sublease income of approximately $1.0 million per year for the next ten years.

        CONTRACTUAL COMMITMENTS TO IBM

           In June 2002, we entered into a ten-year agreement with IBM to modernize our systems applications and operate our data center and technical help desk. Our payments to IBM for operating our data center and technical help desk will be based upon actual utilization of services billed at the rates established in the agreement. We estimate that our payments to IBM for operating our data center and technical help desk will total approximately $681.0 million over the remaining term of the agreement, which we anticipate to be less than the costs we would have otherwise incurred had we continued to operate the data center and technical help desk ourselves. Under the terms of the contract, we will work jointly with IBM to modernize our systems applications, centered around a new claims payment system being developed by deNovis, Inc., a privately held startup company, in coordination with IBM and which will be licensed to us in perpetuity. The system is expected to be ready for acceptance by us in accordance with its specifications no earlier than 2005. Subject to the successful completion and acceptance of the claims payment system, we will pay $50.0 million for a perpetual license granted by IBM, which includes custom development fees. Under the agreement with IBM, we are scheduled to pay $25.0 million of this fee in four equal installments upon the achievement of specified milestones, the last of which is our acceptance of the claims payment system. The remaining $25.0 million will be paid one year following the date we accept the claims payment system. Following the expiration of the one year warranty period which begins upon the payment of the final installment, we will pay IBM an annual fee of $10.0 million for maintenance and support services.

           The agreement also provides for IBM to assist us in modernizing our other systems. In connection with these services, we have agreed to purchase up to $65.0 million in modernization services from IBM for a four year period beginning in 2002, with a target purchase rate of $7.3 million, $28.3 million, $19.0 million, $7.2 million and $3.2 million during 2002, 2003, 2004, 2005 and 2006, respectively. We may defer the purchase of services beyond the target date, provided that to the extent we delay purchases more than one year beyond the target year, we shall pay a premium to IBM of 10% per annum of the contract price. The amount that we will actually spend for these integration and modernization services could be less or greater than the annual target purchase rate, though over the term we anticipate that the amount we will actually spend for these services could be significantly greater than those contractual minimums. We will own all software developed by IBM under the agreement, other than the claims payment system. Actual expenses incurred related to these purchases were $4.2 million for the year ended December 31, 2002.

           We intend to fund the modernization expenses incurred in connection with this collaboration with IBM in part through the cost savings we expect to realize as a result of the outsourcing of our applications development functions, data center and help desk to IBM. Any substantial increase in these expenses or inability to achieve our anticipated cost savings could have an adverse effect on our profitability, financial condition and results of operations. We do not expect to realize significant cost savings from this contract in the early years of the project.

           Our outsourcing agreement with IBM contains standard indemnification clauses which reduce the risks associated with a variety of claims and actions, including certain failures of IBM to perform under the agreement. We have the right to terminate certain services if IBM fails to meet our quality and performance benchmarks and we may terminate our relationship with IBM in its entirety upon the occurrence of material breaches under the agreement, IBM's entrance into the health insurance business, changes of control and certain other events which are damaging to us. We can terminate the outsourcing agreement without cause after June 1, 2004, or at any time within twelve months following a change of control of WellChoice, provided that we pay IBM a termination fee. The termination fee includes a lump sum payment which decreases over the life of the agreement. For any WellChoice termination without cause, the lump sum decreases from $25.0 million beginning in June 2004 to $0.9 million in January 2012. We have the right to pay only a portion of this lump sum payment if we choose not to terminate the entire agreement but only certain discrete portions of IBM's services. Any termination following a change of control of WellChoice requires a similar lump sum payment which decreases over the life of the agreement and which is approximately 80% of the payment described in the previous sentence, although we do not have the similar right to terminate only portions of IBM's services, as allowed with a termination without cause. In addition, upon termination we must reimburse certain of IBM's costs, subject to reduction to the extent we purchase equipment, assume licenses and leases and hire employees used by IBM to provide the services. We also have the right to terminate the agreement at no cost within six months following a change of control of IBM.

        REGULATORY AND OTHER DEVELOPMENTS

           Empire is subject to capital and surplus requirements under the New York insurance laws and the capital and surplus licensure requirements established by the Blue Cross Blue Shield Association. Each of these standards is based on the NAIC's RBC Model Act, which provides for four different levels of regulatory attention depending on the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital. The capital and surplus level required to meet the minimum requirements under the New York insurance laws and Blue Cross Blue Shield Association licensure requirements applicable to Empire is 200% of Risk-Based Capital Authorized Control Level. Empire exceeds the New York minimum capital and surplus requirements and the Blue Cross Blue Shield Association capital and surplus licensure requirements.

           Capital and surplus requirements for Empire HealthChoice HMO, Inc., our HMO subsidiary which is directly owned by Empire, are regulated under a different method set forth in the New York Department of Health's HMO regulations. The regulations require that Empire HealthChoice HMO currently maintain reserves of five percent of its annual premium income. Empire HealthChoice HMO, with respect to its operations in New York, meets the financial reserve standards of the New York Department of Health. The Department of Health is currently redrafting its regulations and proposes to increase the required reserves gradually over the next six years to twelve and one half percent of annual premium income. If that requirement changes it will affect all HMOs and we expect we will meet those revised standards. In November 2002, Empire HealthChoice HMO received a $50.0 million capital contribution from Empire, which was made in connection with the transfer of our New York HMO business from HealthChoice to Empire HealthChoice HMO during 2002 in order to ensure compliance with New York capital and surplus requirements. Empire HealthChoice HMO is also licensed in New Jersey and there are minimum net worth standards established under New Jersey laws and regulations. Empire HealthChoice HMO, with respect to its operations in New Jersey, meets the minimum net worth standards established under New Jersey law. Empire HealthChoice HMO is also subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement which is applicable to Empire and satisfies that requirement.

           Our New Jersey operations are not subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement. At December 31, 2002, WellChoice Insurance of New Jersey met the minimum capital and surplus requirements of the New Jersey Department of Banking and Insurance.

           Regulation of financial reserves for insurers and HMOs is a frequent topic of legislative and regulatory scrutiny and proposals for change. It is possible that the method of measuring the adequacy of our financial reserves could change and that could affect our financial condition. However, any such change is likely to affect all companies in the state.

           The ability of our insurance and HMO subsidiaries to pay dividends to us is subject to regulatory requirements, including state insurance laws and health department regulations and regulatory surplus or admitted asset requirements, respectively. These laws and regulations require the approval of the applicable state insurance department or health regulators in order to pay any proposed dividend over a certain amount. For example, any proposed dividend to WellChoice from Empire, which, together with other dividends paid within the preceding twelve month period, exceeds the lesser of 10% of its surplus to policyholders or 100% of adjusted net investment income will be subject to approval by the New York Department of Insurance. The provisions of our Blue Cross and Blue Shield licenses also may limit our ability to obtain dividends or other cash payments from our subsidiaries as they require our licensed subsidiaries to retain certain levels of minimum surplus and liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for costs associated with exit or disposal activities first be recognized when the liability is irrevocably incurred rather than at the date of management's commitment to an exit or disposal plan. The provisions of the new standard are effective prospectively for exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS 146 will materially affect our financial statements.

INVESTMENTS

           We classify all of our fixed maturity and marketable equity investments as available for sale and, accordingly, they are carried at fair value. The fair value of investments in fixed maturities and marketable equity securities are based on quoted market prices. Unrealized gains and losses are reported as a separate component of other comprehensive income, net of deferred income taxes. The amortized cost of fixed maturities, including certain trust preferred securities, is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in investment income. Amortization of premiums and discounts on collateralized mortgage obligations are adjusted for prepayment patterns using the retrospective method. Investment income is shown net of investment expenses. The cost of securities sold is based on the specific identification method. When the fair value of an investment is lower than its cost and such a decline is determined to be other than temporary, the cost of the investment is written down to fair value and the amount of the write down is charged to net income as a realized loss.

           Short-term investments are carried at fair value, and consist principally of U.S. treasury bills, commercial paper and money market investments. We consider securities with maturities greater than three months and less than one year at the date of purchase as short-term investments. The fair value of short-term investments is based on quoted market prices.

           Other long-term equity investments include joint ventures and warrants. Joint ventures are accounted for under the equity method. Our warrants are considered derivatives and are carried at fair value. Our warrants are not classified as hedging instruments. Fair values of warrants are determined using the Black Scholes Options Valuation Model. Changes in the fair values of warrants are recorded as realized gains or losses.

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

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our fixed maturity and marketable equity securities are subject to the risk of potential losses from adverse market conditions. To manage the potential for economic losses, we regularly evaluate certain risks, as well as the appropriateness of the investments, to ensure the portfolio is managed within its risk guidelines. The result is a portfolio that is well diversified. Our primary risk exposures are changes in market interest rates, credit quality and changes in equity prices. The market value of our investments varies from time to time depending on economic and market conditions. Our investment portfolio is not significantly concentrated in any particular industry or geographic region.

        Interest Rate Risk

           Interest rate risk is defined as the potential for economic losses on fixed-rate securities due to an adverse change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and policyholders' surplus. Further, we do not engage in the use of derivatives to manage interest rate risk. A hypothetical increase in interest rates of 100 basis points would result in an estimated decrease in the fair value of the fixed income portfolio at December 31, 2002 of approximately $44.3 million.

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

    Fixed Maturity Securities Quality Distribution

       The following chart shows the quality distribution of our fixed maturity securities portfolio as of December 31, 2002 and December 31, 2001 (at fair value):


                                                                     DECEMBER 31,     PERCENT         DECEMBER 31       PERCENT
                                                                         2002         OF TOTAL          2001           OF TOTAL
                                                                         ----         --------          ----           --------
                                                                                       (DOLLARS IN MILLIONS)
Total fixed maturity
Aaa                                                                  $       892.3        72.9%     $        793.4         69.3%
Aa                                                                            70.7         5.8                85.5          7.5
A                                                                            251.3        20.6               262.6         22.9
Baa                                                                            8.5         0.7                 3.6          0.3



       Total fixed maturity                                          $     1,222.8       100.0%     $      1,145.1        100.0%



Total fixed maturity corporate securities:
Industrial                                                           $        37.2        10.1%     $         52.7         12.2%
Finance                                                                      251.3        68.2               254.9         59.2
Utility                                                                       20.4         5.5                47.7         11.1
Asset-backed securities                                                       30.0         8.2                35.8          8.3
Other                                                                         29.5         8.0                39.7          9.2



       Total fixed maturity corporate securities                     $       368.4       100.0%     $        430.8        100.0%



Total mortgage-related securities:
Mortgage pass through certificates                                   $        12.0         6.9%     $         15.7          8.6%
Collateralized mortgage obligations                                          162.6        93.1               167.1         91.4



       Total mortgage-related securities                             $       174.6       100.0%     $        182.8        100.0%





        Equity Price Risk

         Equity price risk for stocks is defined as the potential for economic losses due to an adverse change in equity prices. Equity risk exposure is managed through our investment in an indexed mutual fund. Specifically, we are invested in the ML S&P 500 Index LLC, which is an S&P 500 index mutual fund, resulting in a well-diversified and liquid portfolio that replicates the risk and performance of the broad U.S. stock market. We also hold a direct common stock investment in WebMD and investments in non-redeemable preferred stock of several companies. Our investment in non-redeemable preferred stock is managed in conjunction with our fixed maturity portfolio. We estimate our equity price risk from a hypothetical 10% decline in the S&P 500 and the relative effect of that decline in the value of our marketable equity portfolio at December 31, 2002 to be a decrease in fair value of $2.9 million.

        Fixed Income Securities

           Our fixed income strategy is to construct and manage a high quality, diversified portfolio of securities. Additionally, our investment policy establishes minimum quality and diversification requirements resulting in an average credit rating of approximately "AA." The average duration of our portfolio as of December 31, 2002 was 1.6 years.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           See Index to Consolidated Financial Statements and Supplemental Schedules on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information required by Item 10, as to (a) directors of the registrant and (b) compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference from the information under the headings "Nominees for the Board of Directors" and "Section 16A Beneficial Ownership Reporting Compliance" in the Proxy Statement.

           Certain information regarding the registrant's executive officers is included in Part I immediately following Item 4 above.

ITEM 11.  EXECUTIVE COMPENSATION.

           The information required by Item 11 is incorporated by reference from the information under the headings "Compensation of Directors," "Executive Compensation," and "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

           At December 31, 2002, the registrant did not have any compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized. All other information required by
Item 12 is incorporated by reference from the information under the headings "Questions and Answers - Does any stockholder own more than 5% of WellChoice's Common Stock," and "Stock Ownership of Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information required by Item 13 is incorporated by reference from the information under the heading "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES.

           (a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

           (b) Within 90 days prior to the filing date of this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

           (c) There have been no significant changes in our internal controls or in other factors, which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)           (1)  Financial Statements and Supplemental Schedules

              (2) The consolidated financial statements and Supplemental Schedules of the registrant listed in the "Index of Consolidated Financial Statements and Supplemental Schedules" on page F-1 together with the report of Ernst & Young LLP, independent auditors, are filed as part of this report.

               (3) Exhibits:

                The following exhibits are filed as part of this report:


        Exhibit
        Number                                      Description

          2.1 New York State Superintendent of Insurance's Opinion and Decision approving Plan Of Conversion, dated October 8, 2002
                    (1)

          2.2 Form of Transfer and Exchange Agreement between the Fund and WellChoice, Inc. (1)

          2.3 Form of Transfer and Exchange Agreement between the Foundation and WellChoice, Inc. (1)

          2.4       Transfer  Agreement between WellChoice,
                    Inc. as transferee, and Empire HealthChoice, Inc., as transferor (1)

          3.1 Amended and Restated Certificate of Incorporation of WellChoice, Inc. (2)

          3.2 Amended and Restated Bylaws of WellChoice, Inc., as amended as of December 18, 2002 (2)

          4.1       Specimen Common Stock certificate (1)

          4.2 Registration Rights Agreement dated as of November 7, 2002, by and among WellChoice, Inc., The New York Public Asset Fund and The New York Charitable Asset Foundation (2)

          9.1 Voting Trust and Divestiture Agreement dated as of November 7, 2002, by and among WellChoice Inc., The New York Public Asset Fund and The Bank of New York, as trustee (2)

          10.1* Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan -- 2000 Plan Description (1)

          10.2* Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan -- 2001 Plan Description (1)

          10.3* Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan -- 2002 Plan Description (1)

          10.4* Empire HealthChoice, Inc. Executive Savings Plan, as Amended and Restated effective January 1, 1999 (1)

          10.5* Empire HealthChoice, Inc., 1998-2000 Long-Term Incentive Compensation Plan (1)

          10.6* Empire HealthChoice, Inc., 1999-2001 Long-Term Incentive Compensation Plan (1)

          10.7* Empire HealthChoice, Inc., 2000-2002 Long-Term Incentive Compensation Plan (1)

          10.8*     WellChoice, Inc. Long-Term Incentive Compensation Plan (1)

          10.9* Letter Agreement, dated July 21, 2000, between Empire HealthChoice, Inc. and Kenneth Klepper

          10.10     Form of Blue Cross License Agreement (1)

          10.11     Form of Blue Shield License Agreement (1)

          10.12 (+) Master Services Agreement, dated June 1, 2002, between Empire HealthChoice, Inc. and International Business Machines Corporation (1)

          10.13 Software License and Support Agreement, dated June 1, 2002, between Empire HealthChoice, Inc. and International Business Machines Corporation (1)

          10.14 Agreement of Lease, dated January 17, 2002, between Forest City Myrtle Associates, LLC as Landlord and Empire HealthChoice, Inc. d/b/a/ Blue Cross Blue Shield as Tenant
                    (1) 10.15 Credit and Guaranty Agreement, dated as of October 17, 2002 (1)

          10.16 Form of Empire Blue Cross Blue Shield License Addendum to Blue Cross and Blue Shield License Agreements (1)

          10.17     Form of Amendment No. 1 to Credit and Guaranty Agreement (1)

          10.18* Change in Control Retention Agreement, dated December 18, 2002, between WellChoice, Inc. and Michael A. Stocker, M.D.
                    (3)

          10.19* Change in Control Retention Agreement dated December 23, 2002, between WellChoice, Inc. and Kenneth O. Klepper (3)

          10.20* Change in Control Retention Agreement, dated December 23, 2002, between WellChoice, Inc. and John Remshard (3)

          10.21* Change in Control Retention Agreement, dated December 23, 2002, between WellChoice, Inc. and Gloria M. McCarthy (3)

          10.22* WellChoice, Inc. Annual Executive Incentive Compensation Plan - 2003 Plan Description.+

          10.23* Separation Agreement and General Release, dated January 3, 2003, between WellChoice, Inc. and David B. Snow, Jr.+ 21 Subsidiaries of the Registrant.+

          24        Power of Attorney+

          99.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002+

          99.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002+

         ___________
              +      Filed herewith.

             (+) Omits information for which confidential treatment has been granted.

             *       Management contracts, compensatory plans or arrangements.

             (1) Previously filed as the same numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-99051) and incorporated herein by reference thereto.

             (2) Previously filed as the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference thereto.

             (3) Previously filed as the same numbered exhibit to the Registrant's Current Report on Form 8-K filed January 21, 2003 and incorporated herein by reference thereto.

             (b) Reports on Form 8-K:

                     During the fourth quarter of the fiscal year ended December 31, 2002, the registrant filed no reports on Form 8-K.

            (c) Refer to Item 15(b)(3) of this report.

            (d) Refer to Item 15 (b)(2) of this report.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           March 7, 2003          WELLCHOICE, INC.
                                       (Registrant)


                                         By: /s/   Michael A. Stocker, M.D.
                                                   -----------------------------
                                                   Michael A. Stocker, M.D.
                                                   Chief Executive Officer and
                                                   President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.


Signature and Title                                                Date
-------------------                                                ----


/s/  Michael A. Stocker, M.D.                                  March 7, 2003
-----------------------------
Michael A. Stocker, M.D.
Chief Executive Officer, President
and Director
(Principal Executive Officer)


/s/  John W. Remshard                                          March 7, 2003
----------------------
John W. Remshard
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting
 Officer)


 /s/  Philip Briggs*
 -------------------
Philip Briggs
Chairman of the Board of Directors


----------------------
Hermes L. Ames, III
Director

Signature and Title                                                     Date
-------------------



 /s/  John R. Gunn*
 ------------------
John R. Gunn
Director


/s/  William T. Lee*
--------------------
William T. Lee
Director


/s/  Edward J. Malloy*
---[------------------
Edward J. Malloy
Director


/s/  John F. McGillicuddy*
--------------------------
John F. McGillicuddy
Director


/s/  Robert R. McMilan*
------------------------
Robert R. McMillan
Director


------------------
Robert D. Paul
Director


/s/  Veronica C. Santilli*
--------------------------
Veronica C. Santilli, M.D.
Director


/s/  Stephen S. Scheidt, M.D.*
------------------------------
Stephen S. Scheidt, M.D.
Director


/s/  Frederick O. Terrell*
--------------------------
Frederick O. Terrell
Director

Signature and Title                                                     Date
-------------------                                                     ----


/s/  Faye Wattleton*
--------------------
Faye Wattleton
Director


/s/  John E. Zuccotti*
----------------------
John E. Zuccotti
Director



_______
*Executed this 7th day of March 2003, on behalf of the indicated Directors by Linda V. Tiano, duly appointed attorney-in-fact.


/s/  Linda V. Tiano
--------------------
Linda V. Tiano
Attorney-in-Fact

                                 CERTIFICATIONS

               CHIEF EXECUTIVE OFFICER'S SECTION 302 CERTIFICATION

           I, Michael A. Stocker, M.D., Chief Executive Officer of WellChoice, Inc., certify that:

1.    I have reviewed this Annual Report on Form 10-K of WellChoice, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions based upon the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date:  March 7, 2003                    /s/  Michael A. Stocker, M.D.
                                              ----------------------------------
                                               Michael A. Stocker, M.D.
                                               Chief Executive Officer

               CHIEF FINANCIAL OFFICER'S SECTION 302 CERTIFICATION


I, John W. Remshard, Chief Financial Officer of WellChoice, Inc., certify that:

1.    I have reviewed this Annual Report on Form 10-K of WellChoice, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions based upon the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date:  March 7, 2003                   /s/  John W. Remshard
                                                  ------------------------------
                                                  John W. Remshard
                                                  Chief Financial Officer

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                        WellChoice, Inc. and Subsidiaries

                        Consolidated Financial Statements



                  Years ended December 31, 2002, 2001 and 2000




Report of Independent Auditors......................................................................................F-2

Consolidated Balance Sheets.........................................................................................F-3
Consolidated Statements of Income...................................................................................F-5
Consolidated Statements of Changes in Stockholders' Equity..........................................................F-6
Consolidated Statements of Cash Flows...............................................................................F-7
Notes to Consolidated Financial Statements..........................................................................F-8

Supplemental Schedules.............................................................................................F-45






                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
   WellChoice, Inc.

We have audited the accompanying consolidated balance sheets of WellChoice, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WellChoice, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                         /s/  Ernst & Young LLP

New York, New York
February 3, 2003

                        WellChoice, Inc. and Subsidiaries

                           Consolidated Balance Sheets



                                                                                                     DECEMBER 31
                                                                                               2002                2001
                                                                                       -----------------------------------------
                                                                                         (In thousands, except share and per
                                                                                                     share data)

ASSETS
Investments:
   Fixed maturities, at fair value (amortized cost: $846,617 and $909,497)               $        863,290    $        919,864
   Marketable equity securities, at fair value (cost: $47,022 and $23,482)                         44,548              23,418
   Short-term investments                                                                         359,490             225,298
   Other long-term equity investments                                                              28,220              27,157
                                                                                       -----------------------------------------
Total investments                                                                               1,295,548           1,195,737
Cash and cash equivalents                                                                         487,431             408,588
                                                                                       -----------------------------------------
Total investments and cash and cash equivalents                                                 1,782,979           1,604,325

Receivables:
   Billed premiums, net                                                                           111,082             135,965
   Accrued premiums                                                                               247,729             267,583
   Other amounts due from customers, net                                                           94,475              68,453
   Notes receivable, net                                                                           12,059              10,449
   Advances to hospitals, net                                                                         124               1,613
   Accrued investment income                                                                        9,829               9,446
   Insurance proceeds receivable                                                                        -              13,716
   Miscellaneous, net                                                                              70,644              49,358
                                                                                       -----------------------------------------
Total receivables                                                                                 545,942             556,583

Property, equipment and information systems, net of accumulated depreciation                      100,790             102,949
Prepaid pension expense                                                                            45,209              39,253
Deferred taxes, net                                                                               268,948             118,904
Other                                                                                              33,587              27,573
                                                                                       -----------------------------------------
Total assets                                                                             $      2,777,455          $2,449,587
                                                                                       =========================================



See notes to consolidated financial statements.







                                                                                                      DECEMBER 31
                                                                                               2002                2001
                                                                                       ------------------------------------------
                                                                                          (In thousands, except share and per
                                                                                                      share data)

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Unpaid claims and claims adjustment expense                                            $       559,924     $       634,130
   Unearned premium income                                                                        127,503             120,182
   Managed cash overdrafts                                                                        170,270             174,602
   Accounts payable and accrued expenses                                                          111,842             114,713
   Advance deposits                                                                               137,762             211,256
   Group and other contract liabilities                                                           112,870              96,554
   Postretirement benefits other than pensions                                                    143,736             138,206
   Obligations under capital lease                                                                 47,700              50,079
   Other                                                                                          129,586              80,620
                                                                                       ------------------------------------------
Total liabilities                                                                               1,541,193           1,620,342

Stockholders' equity:
   Class A common stock, $0.01 per share value, 225,000,000 shares authorized;
      83,490,477 shares issued and outstanding
                                                                                                      835  -
   Class B common stock, $0.01 per share value, one share authorized; one share
      issued and outstanding                                                                            -  -
   Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none
      issued and outstanding                                                                            -  -
   Additional paid-in capital                                                                   1,255,566  -
   Retained deficit                                                                               (38,542) -
   Unassigned reserves                                                                                  -             813,310
   Accumulated other comprehensive income                                                          18,403              15,935
                                                                                       ------------------------------------------
Total stockholders' equity                                                                      1,236,262             829,245
                                                                                       ------------------------------------------


Total liabilities and stockholders' equity                                                $     2,777,455     $     2,449,587
                                                                                       ==========================================




                        WellChoice, Inc. and Subsidiaries

                        Consolidated Statements of Income



                                                                                           YEAR ENDED DECEMBER 31
                                                                               2002                 2001                2000
                                                                       -------------------------------------------------------------
                                                                                        (In thousands, except share
                                                                                            and per share data)
Revenue:
    Premiums earned                                                      $      4,628,035      $    4,246,168      $     3,876,927
    Administrative service fees                                                   396,203             321,984              264,927
    Investment income, net                                                         64,806              69,356               65,497
    Net realized investment gains (losses)                                          2,604             (12,403)              22,035
    Other income, net                                                              14,012               6,101                4,298
                                                                       -------------------------------------------------------------
Total revenue                                                                   5,105,660           4,631,206            4,233,684

Expenses:
   Cost of benefits provided                                                    3,947,382           3,738,821            3,426,417
   Administrative expenses                                                        833,160             742,777              686,214
   Conversion and IPO expenses                                                     15,350               2,043                  566
                                                                       -------------------------------------------------------------
Total expenses                                                                  4,795,892           4,483,641            4,113,197

Income from continuing operations before
    income taxes                                                                  309,768             147,565              120,487
Income tax benefit (expense)                                                       67,847                (135)              74,540
                                                                       -------------------------------------------------------------
Income from continuing operations                                                 377,615             147,430              195,027
Loss from discontinued operations, net of taxes of $0                              (1,056)            (16,452)              (4,647)
                                                                       -------------------------------------------------------------
Net income                                                               $        376,559      $      130,978      $       190,380
                                                                       =============================================================

Net loss for the period from November 7, 2002 (date of conversion and     $       (38,542)
    initial public offering) to December 31, 2002

Basic and diluted net loss per common share for the period from November 7, 2002
    (date of conversion and initial public offering)
     to December 31, 2002                                                  $         (0.46)

Shares used to compute earnings per share, based on weighted average shares outstanding November 7, 2002 (date of conversion and
    initial public offering) to December 31, 2002                              83,333,244

See notes to consolidated financial statements.



                        WellChoice, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                 (In thousands, except share and per share data)





                                                                     COMMON STOCK      ADDITIONAL
                                                                NUMBER OF      PAR     PAID IN                  UNASSIGNED
                                                                 SHARES       VALUE    CAPITAL                   RESERVES

                                                           -------------------------------------------------------------------------
Balance at January 1, 2000                                                                                $      491,952
  Net income                                                                                                     190,380
  Other comprehensive loss

  Comprehensive income
                                                            ------------------------------------------------------------------------
Balance at December 31, 2000                                                                                     682,332
  Net income                                                                                                     130,978
  Other comprehensive income

  Comprehensive income
                                                            ------------------------------------------------------------------------
Balance at December 31, 2001                                                                                     813,310
  Initial public offering of common stock (2)                     83,490,478    $835     $1,255,566           (1,228,411)
  Net income (loss)                                                                                              415,101
  Other comprehensive income

  Comprehensive income

                                                            ------------------------------------------------------------------------
Balance at December 31, 2002                                      83,490,478    $835     $1,255,566        $           -
                                                            ========================================================================

(1) Prior years represent Reserve for Policyholders' Protection prior to for profit conversion

(2) Represents 83,490,477 shares of class A common stock and one share class B common stock



See notes to consolidated financial statements.



                             ** TABLE CONTINUED **

                                                                                  ACCUMULATED
                                                                                    OTHER                 TOTAL
                                                                RETAINED       COMPREHENSIVE INCOME      STOCKHOLDERS'
                                                                DEFICIT              (LOSS)              EQUITY (1)

                                                           -----------------------------------------------------------
Balance at January 1, 2000                                                      $      10,669         $      502,621
  Net income                                                                                                 190,380
  Other comprehensive loss                                                            (18,323)               (18,323)
                                                                                                   ----------------------
  Comprehensive income                                                                                       172,057
                                                            -------------------------------------------------------------
Balance at December 31, 2000                                                           (7,654)               674,678
  Net income                                                                                                 130,978
  Other comprehensive income                                                           23,589                 23,589
                                                                                                   ----------------------
  Comprehensive income                                                                                       154,567
                                                            -------------------------------------------------------------
Balance at December 31, 2001                                                           15,935                829,245
  Initial public offering of common stock (2)                                                                 27,990
  Net income (loss)                                             $(38,542)                                    376,559
  Other comprehensive income                                                            2,468                  2,468
                                                                                                   ----------------------
  Comprehensive income                                                                                       379,027
                                                                                                   ----------------------
                                                            -------------------------------------------------------------
Balance at December 31, 2002                                    $    (38,542)   $      18,403         $    1,236,262
                                                            ===============================================================



                              ** TABLE COMPLETE **

                        WellChoice, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows



                                                                                  YEAR ENDED DECEMBER 31
                                                                            2002             2001           2000
                                                                     --------------------------------------------------
                                                                                      (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $     376,559     $  130,978      $  190,380
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                            34,502         26,741          14,189
      Net realized (gain) loss on sales of investments                         (2,604)        12,403         (22,035)
      Provision (credit) for doubtful accounts                                  1,284         (1,702)          6,534
      Accretion of discount, net                                               (2,733)        (5,005)         (2,797)
      Equity in earnings of other long-term equity investments                    229            571           6,378
      Deferred income tax benefit                                            (151,372)       (34,828)        (86,902)
      Insurance recovery gain                                                       -          8,943               -
      Other                                                                    (5,763)        (8,428)            (73)
      Changes in assets and liabilities:
        Billed and accrued premiums receivable                                 43,372         42,328         (58,117)
        Other customer receivable                                             (24,956)         2,787          (1,221)
        Notes receivable                                                       (1,610)        (3,102)          1,061
        Advances to hospitals                                                   1,757          3,920          12,058
        Accrued investment income                                                (383)         3,523          (1,722)
        Insurance proceeds receivable                                          13,716        (13,716)              -
        Miscellaneous receivables                                              (8,212)        10,390         (12,401)
        Other assets                                                           (6,207)        (5,976)        (23,897)
        Unpaid claims and claims adjustment expenses                          (74,205)       (38,289)         81,469
        Unearned premium income                                                 7,321         14,441           3,573
        Managed cash overdrafts                                                (4,332)         8,686          28,496
        Accounts payable and accrued expenses                                  (9,608)        34,350           4,655
        Advance deposits                                                      (73,494)        24,427          20,706
        Group and other contract liabilities                                   16,315         (8,971)        (51,454)
        Postretirement benefits other than pensions                             5,530          1,888             696
        Other liabilities                                                      47,584          7,938           6,399
                                                                     --------------------------------------------------
Net cash provided by operating activities                                     182,690        214,297         115,975
                                                                     --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and information systems                      (33,691)       (33,822)        (44,410)
Proceeds from sale of property, equipment and
   information systems                                                          1,349              -               -
Purchases of available for sale investments                                (1,757,657)      (818,465)       (520,362)
Proceeds from sales and maturities of available
   for sale investments                                                     1,660,541        722,951         426,827
                                                                     --------------------------------------------------
Net cash used in investing activities                                        (129,458)      (129,336)       (137,945)
                                                                     --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in capital lease obligations                                          (2,379)        (1,933)         (1,469)
Net proceeds from common stock issued in the
   initial public offering                                                     27,990              -               -
                                                                     --------------------------------------------------
Net cash provided by (used in) financing activities                            25,611         (1,933)         (1,469)
                                                                     --------------------------------------------------

Net change in cash and cash equivalents                                        78,843         83,028         (23,439)
Cash and cash equivalents at beginning of period                              408,588        325,560         348,999
                                                                     --------------------------------------------------
Cash and cash equivalents at end of period                             $      487,431     $  408,588      $  325,560
                                                                     ==================================================
Supplemental disclosure:                                               $       84,000     $   13,349      $   14,195
  Income taxes paid
                                                                     ==================================================

See notes to consolidated financial statements.


                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)


1. ORGANIZATION AND FOR-PROFIT CONVERSION

WellChoice, Inc. ("WellChoice") was formed in August 2002 as a Delaware Corporation to be the for-profit parent holding company for Empire HealthChoice, Inc. ("EHC") following the conversion. WellChoice owns a Health Maintenance Organization ("HMO") and two health insurance companies through its investment in WellChoice Holdings of New York, Inc. ("WellChoice Holdings").

On November 7, 2002, EHC converted from a not-for-profit health service corporation to a for-profit accident and health insurer under the New York State insurance laws and the converted EHC issued all its authorized capital stock to the New York Public Asset Fund (the "Fund") and The New York Charitable Asset Foundation (the "Foundation"). The Fund and the Foundation then received their respective shares of WellChoice common stock in exchange for the transfer of all the outstanding shares of EHC to WellChoice Holdings. Pursuant to the plan of conversion, WellChoice issued 82,300,000 shares to the Fund and the Foundation and completed an initial public offering of 19,199,000 shares of common stock, consisting of 18,008,523 shares that were sold by the Fund and Foundation and 1,190,477 newly issued shares of common stock sold by WellChoice. After deducting the underwriting discount, net proceeds to WellChoice were approximately $27,990.

WellChoice Holdings is a non-insurance holding company which wholly-owns Empire HealthChoice Assurance Inc. ("EHCA") dba, Empire Blue Cross Blue Shield. In connection with EHC's conversion to a for-profit entity, EHC merged with EHCA. EHCA wholly-owns Empire HealthChoice HMO, Inc. ("EHC HMO") and WellChoice Insurance of New Jersey, Inc. ("WCINJ"). EHC HMO is an HMO licensed under
Article 44 of the New York Public Health Law and is also licensed to operate an HMO in the State of New Jersey. WCINJ is a credit, life, accident and health insurance company licensed in eleven states, which currently writes business only in New Jersey. Prior to its dissolution in February 2002, NexxtHealth, Inc. was a wholly-owned subsidiary of EHC primarily engaged in the development of software to link health care systems to the Internet.

                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)


1. ORGANIZATION AND FOR-PROFIT CONVERSION (CONTINUED)

EHCA and its subsidiaries offer a comprehensive array of insurance products to employer groups and individuals. Products include traditional comprehensive indemnity health coverage and managed care products and services offered through an HMO, preferred provider organization ("PPO") and exclusive provider organization ("EPO"). EHCA and its subsidiaries also process claims for self-insured employers and government programs. EHCA and EHC HMO are members of the Blue Cross Blue Shield Association ("BCBSA") which provides EHCA and EHC HMO the ability to participate with other Blue Cross Blue Shield plans in BCBSA sponsored programs and entitles it to use the Blue Cross and Blue Shield names and marks in the New York City metropolitan area and one or both of these names and marks in select upstate New York counties.

WellChoice also owns Empire National Accounts Services Corporation ("ENASCO"). ENASCO has a 24.975% interest in National Accounts Service Company, LLC ("NASCO"), a limited liability company, which processes national account claims for the Company and other Blue Cross Blue Shield plans.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The consolidated financial statements include the accounts of WellChoice and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONVERSION

The conversion was accounted for as a reorganization using the historical carrying values of EHC and its subsidiaries assets and liabilities. Immediately following the conversion, EHC's unassigned reserves were reclassified to par value of common stock and additional paid-in capital. The costs of the conversion were recognized as an expense.

INVESTMENTS-FIXED MATURITIES AND MARKETABLE EQUITY SECURITIES

The Company has classified all of its fixed maturity and marketable equity security investments as available for sale and, accordingly, they are carried at fair value. The fair value of investments in fixed maturities and marketable equity securities are based on quoted market prices. Unrealized gains and losses are reported as a separate component of other comprehensive income, net of deferred income taxes. The amortized cost of fixed maturities, including certain trust preferred securities, is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in investment income. Amortization of premiums and discounts on collateralized mortgage obligations are adjusted for prepayment patterns using the retrospective method. Investment income is shown net of investment expenses. The cost of securities sold is based on the specific identification method. When the fair value of an investment is lower than its cost and such a decline is determined to be other than temporary, the cost of the investment is written down to fair value and the amount of the write down is charged to net income as a realized loss.

SHORT-TERM INVESTMENTS

Short-term investments are carried at fair value, and consist principally of U.S. treasury bills, commercial paper and money market investments. The Company considers securities with maturities greater than three months and less than one year at the date of purchase as short-term investments. The fair value of short-term investments is based on quoted market prices.

                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER LONG-TERM EQUITY INVESTMENTS

Other long-term equity investments include joint ventures and warrants. Joint ventures are accounted for under the equity method. The Company's warrants are considered derivatives and are carried at fair value. The warrants are not classified as hedging instruments. Fair values of warrants are determined using the Black Scholes Options Valuation Model. Changes in the fair values of warrants are recorded as realized gains or losses.

CASH AND CASH EQUIVALENTS

The Company considers all bank deposits, highly liquid securities and certificates of deposit with maturities of three months or less at the date of purchase to be cash equivalents. These cash equivalents are carried at cost which approximates fair value.

PHARMACEUTICAL REBATE SHARING PROGRAM

The Company participates in pharmaceutical rebate sharing programs with drug manufacturers through a third party pharmacy benefit manager. Rebates for fully insured groups are recorded as a reduction to the cost of benefits provided. Rebates for self-funded groups are recorded as administrative service fee revenue. The Company records an estimate for pharmacy rebates earned but not yet received. These estimates are adjusted as new information becomes known and such adjustments are included in current period operations. Pharmacy rebates included in miscellaneous receivables were $19,004 and $10,912 at December 31, 2002 and 2001, respectively.

MARKET STABILIZATION AND STOP LOSS POOLS

The Company is required to participate in Market Stabilization and Stop Loss Pools ("Pools") as established by the State of New York. Contributions and recoveries under the Pools are estimated based on interpretations of applicable regulations and are recorded as an addition or a reduction to cost of benefits provided. These estimates are adjusted as new information becomes known and such adjustments are included in current period operations. Pool recoverables included in miscellaneous receivables were $18,390 and $18,310 at December 31, 2002 and 2001, respectively.

                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECEIVABLES

Receivables are reported net of allowance for doubtful accounts of $13,724 and $12,440 at December 31, 2002 and 2001, respectively.

PROPERTY, EQUIPMENT AND INFORMATION SYSTEMS

Property, equipment and information systems are reported at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are not greater than twenty-one years for property and improvements and three to ten years for equipment and furniture. Purchased software is capitalized and depreciated for a period not to exceed three years. The Company capitalizes certain costs incurred during the application development stage related to developing internal use software. These capitalized costs are amortized over a three-year period beginning when the software is placed into production. Computer software costs that are incurred in the preliminary project stages and post-implementation/operation stages, are expensed as incurred.

UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

The cost of unpaid claims, both for reported claims and claims incurred but not yet reported to the Company, is calculated based upon claim history, claim inventory, number of claims received, changes in product mix, number of contracts in force, recent trend experience, unit costs and the regulatory environment. The estimated expense of processing these claims is also included in the consolidated financial statements as a component of administrative expense. These estimates are subject to the effects of medical claim trends and other uncertainties. Although considerable variability is inherent in such estimates, management believes that the reserves for claims and claims adjustment expenses are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current period operations.

                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVANCE DEPOSITS

Under certain funding arrangements, customers are contractually obligated to remit funds on a paid claims basis. Funds received prior to payment of claims are classified as advance deposits.

REVENUE

Membership contracts are generally for a period of one year and are subject to cancellation by the employer group upon 60 days written notice. Premiums are normally due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to members. Premiums received prior to such periods are recorded as unearned premiums. Premiums on retrospectively rated group contracts are accrued by making estimates based on past claims experience on such contracts. Premiums collected on retrospectively rated group contracts in excess of premiums earned are classified as group and other contract liabilities.

Administrative service fees are recognized in the period the related services are performed. All benefit payments under these programs are excluded from revenue and cost of benefits provided.

COST OF BENEFITS PROVIDED

Cost of benefits provided includes claims paid, claims in process and pending, and an estimate of unreported claims for healthcare service provided to enrolled members during the period. Costs of benefits are reported net of pharmacy rebates, coordination of benefits and pool recoveries.

ACQUISITION COSTS

Marketing and other costs associated with the acquisition of membership contracts are expensed as incurred.

                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company accounts for income taxes using the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial reporting and tax bases of assets and liabilities.

PREMIUM DEFICIENCY

A premium deficiency reserve is established when expected claim payments or incurred costs, claim adjustment expenses and administrative costs exceed the premiums to be collected for the remainder of a contract period. For purposes of determining if a premium deficiency reserve exists, contracts are grouped in a manner consistent with how policies are marketed, serviced and measured. Anticipated investment income is not utilized in the premium deficiency reserve calculation. For the years ended December 31, 2002 and 2001, a premium deficiency reserve of $3,300 and $0, respectively, is included in group and other contract liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for costs associated with exit or disposal activities first be recognized when the liability is irrevocably incurred rather than at the date of management's commitment to an exit or disposal plan. The provisions of the new standard are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS 146 will materially affect the financial statements.

                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)






3. INVESTMENTS

Available-for-sale investments are as follows:

                                                             COST OR AMORTIZED  GROSS UNREALIZED  GROSS UNREALIZED        FAIR
                                                                   COST              GAINS             LOSSES             VALUE
                                                            ------------------------------------------------------------------------
AT DECEMBER 31, 2002
Fixed maturities:
   U.S. Treasury Notes                                         $      76,042       $    2,081       $        -        $     78,123
   U.S. Government Agency obligations                                234,300            2,011             (156)            236,155
   U.S. Government Agency mortgage-
      backed securities                                              129,522            1,299             (127)            130,694
   Public utility bonds                                               20,000              368               (4)             20,364
   Corporate securities                                              386,753           13,059           (1,858)            397,954
                                                            ------------------------------------------------------------------------
Total fixed maturities                                               846,617           18,818           (2,145)            863,290

Marketable equity securities:
   Common stock                                                       31,966               -            (2,724)             29,242
   Non-redeemable preferred stock                                     15,056              250                -              15,306
                                                            ------------------------------------------------------------------------
Total marketable equity securities                                    47,022              250           (2,724)             44,548
                                                            ------------------------------------------------------------------------
Total fixed maturities and marketable equity securities        $     893,639       $   19,068       $   (4,869)      $     907,838
   investments
                                                            ========================================================================




                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



3. INVESTMENTS (CONTINUED)
                                                             COST OR AMORTIZED  GROSS UNREALIZED GROSS UNREALIZED        FAIR
                                                                   COST              GAINS            LOSSES             VALUE
                                                            ------------------------------------------------------------------------

AT DECEMBER 31, 2001
Fixed maturities:
    U.S. Treasury Notes                                         $      95,757      $     2,142      $        -        $     97,899
    U.S. Government Agency obligations                                243,808            1,212          (2,922)            242,098
    U.S. Government Agency
       mortgage-backed securities                                      80,893            1,328            (366)             81,855
    Public utility bonds                                               37,128              772            (150)             37,750
    Corporate securities                                              451,911           10,745          (2,394)            460,262
                                                            ------------------------------------------------------------------------
Total fixed maturities                                                909,497           16,199          (5,832)            919,864

Marketable equity securities:
    Common stock                                                        8,426                -               -               8,426
    Non-redeemable preferred stock                                     15,056                -             (64)             14,992
                                                            ------------------------------------------------------------------------
Total marketable equity securities                                     23,482                -             (64)             23,418
                                                            ------------------------------------------------------------------------
Total fixed maturities and marketable                           $     932,979      $    16,199      $   (5,896)      $     943,282
    equity securities investments                           ========================================================================


The amortized cost and fair value of fixed maturities, by contractual maturity, are shown below:

                                                DECEMBER 31, 2002
                                       -----------------------------------
                                         AMORTIZED COST        FAIR VALUE
                                       -----------------------------------

Due in 1 year or less                    $      29,222     $      29,561
Due after 1 year through 5 years               246,979           256,825
Due after 5 years through 10 years              54,408            56,124
Due after 10 years                             516,008           520,780
                                       -----------------------------------
Total                                    $     846,617     $     863,290
                                       ===================================

Mortgage-backed securities do not have a single maturity date and have been included in the above table based on the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



3. INVESTMENTS (CONTINUED)

Proceeds from sales of available for sale securities for the years ended December 31, 2002, 2001 and 2000 were $231,840, $154,137 and $181,900, respectively. The Company's investment portfolio is not significantly concentrated in any particular industry or geographic region.

Investment income, net is summarized as follows:



                                                                                  YEAR ENDED DECEMBER 31
                                                                          2002             2001             2000
                                                                    ----------------------------------------------------

Fixed maturities                                                           $57,507         $61,690           $62,282
Marketable equity securities                                                 1,081           1,200             1,198
Short-term investments and cash equivalents                                  7,775          15,583            19,952
Other long-term equity investments                                             117               -                 -
                                                                    ----------------------------------------------------
Interest and dividend income                                                66,480          78,743            83,432

Equity in earnings (losses) of joint ventures                                 (229)           (571)           (6,378)

Less investment expenses including interest on advance deposits
                                                                            (1,445)         (8,546)          (11,557)
                                                                    ----------------------------------------------------
Investment income, net                                                     $64,806         $69,356           $65,497
                                                                    ====================================================




                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)





3. INVESTMENTS (CONTINUED)

Realized and unrealized gains and losses on investments were as follows:
                                                                                        YEAR ENDED DECEMBER 31
                                                                               2002             2001              2000
                                                                         -----------------------------------------------------
Realized gains:
    Fixed maturities                                                         $    4,447       $     2,351      $     1,457
    Equity securities                                                               375                 -           20,993
    Short-term investments and cash equivalents                                       6             3,994                -
                                                                         -----------------------------------------------------
Total realized gains                                                              4,828             6,345           22,450

Realized losses:
    Fixed maturities                                                             (1,747)           (2,402)            (415)
    Equity securities                                                              (476)          (10,816)               -
    Short-term investments and cash equivalents                                      (1)           (5,530)               -
                                                                         -----------------------------------------------------
    Total realized losses                                                        (2,224)          (18,748)            (415)

Net realized gains (losses)                                                       2,604           (12,403)          22,035

Changes in unrealized gains (losses):
    Fixed maturities                                                              6,305            23,249           43,893
    Equity securities                                                            (2,531)           11,193          (70,304)
    Short-term investments                                                           23                (9)              67
                                                                         -----------------------------------------------------
Net unrealized gains (losses)                                                     3,797            34,433          (26,344)
                                                                         -----------------------------------------------------
Total realized and unrealized gains (losses)                                 $    6,401       $    22,030      $    (4,309)
                                                                         =====================================================


                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)




3. INVESTMENTS (CONTINUED)

The components of other comprehensive income are as follows:

                                                                               YEAR ENDED DECEMBER 31
                                                                     2002              2001              2000
                                                               -------------------------------------------------------
Unrealized gains (losses) from investments, net of taxes of       $      4,059     $     15,527
   $(2,186), $(6,503) and $309                                                                       $      (4,000)
Reclassification adjustment for (gains) losses included
   in net income, net of taxes of $857, $(4,341) and
   $7,711                                                               (1,591)           8,062            (14,323)
                                                               -------------------------------------------------------
Other comprehensive income (loss)                                 $      2,468     $     23,589      $     (18,323)
                                                               =======================================================



In 2001 the Company participated in a securities lending program, whereby certain securities from its portfolio are loaned to qualified brokers in exchange for cash collateral, equal to at least 102% of the market value of the securities loaned. The securities lending agent indemnified the Company against loss in the event of default by the borrower. Income generated by the securities lending program is reported as a component of net investment income. As of December 31, 2001, $321,421 of fixed maturity securities were loaned under the program. In November 2002, the Company transferred its investment portfolio to a new custodial agent and is in the process of entering into a similar securities lending agreement. As of December 31, 2002 the terms of the agreement were not finalized as such no fixed securities were on loan.

The Company is required by BCBSA to maintain a deposit for the benefit and security of out-of-state policyholders. At December 31, 2002, the fair value and amortized cost of the investment on deposit were $8,364 and $7,919, respectively. The Company also maintains a deposit to satisfy the requirements of its workers' compensation insurance carrier. At December 31, 2002, the fair value and amortized cost of the investment on deposit were $1,848 and $1,846, respectively.

4. INVESTMENT IN WEBMD

The Health Information Network Connection, LLC ("THINC") was organized as a 20% owned joint venture. In January 1999, CareInsite, Inc. ("CareInsite"), a publicly-held company, acquired a 20% ownership interest in THINC in exchange for cash and a warrant to purchase CareInsite common stock. In January 2000, CareInsite agreed to

                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



4. INVESTMENT IN WEBMD (CONTINUED)

acquire the remainder of THINC. The Company received its pro rata portion of the warrant to purchase shares of CareInsite held by THINC and a new warrant to purchase additional shares of CareInsite stock. Pursuant to a cashless exercise, the Company exercised its warrants and received 918,004 unregistered shares of CareInsite common stock. The Company recognized a realized gain of $13,157 in 2000, on this transaction.

In September 2000, Healtheon/WebMD Corp. ("WebMD"), a publicly-held company, purchased CareInsite and its parent, Medical Manager Corp. and the Company received 1,193,535 shares of WebMD common stock. The Company recognized a realized gain of $7,836 in 2000 on this transaction. At December 31, 2000, the Company recorded an unrealized loss of $9,473 on its investment in WebMD common stock. In 2001, the Company recorded a realized loss of $10,521 due to management's determination that the decline in WebMD common stock was other than temporary. For the year ended December 31, 2002, the Company's unrealized gain in WebMD common stock was $1,470. During December 2002, 206,900 shares were sold resulting in a gain of $375.

5. PROPERTY AND EQUIPMENT
Property and equipment, including capitalized lease arrangements, are as follows:

                                                           DECEMBER 31
                                                      2002             2001
                                                 -------------------------------

Buildings and improvements                             $102,600      $ 91,576
Equipment and furniture                                  52,575        41,497
Software systems                                         57,807        46,728
                                                 ------------------------------
Total property and equipment                            212,982       179,801

Less accumulated depreciation and amortization          112,192        76,852
                                                 -------------------------------
Net property and equipment                             $100,790      $ 102,949
                                                 ===============================

                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



5. PROPERTY AND EQUIPMENT (CONTINUED)
All property and equipment is used by the Company for its operations and includes two facilities leased under agreements which are accounted for as capital leases. Depreciation expense, including depreciation on properties held under capital leases totaled $33,270, $27,332 and $14,189 for the years ended December 31, 2002, 2001 and 2000, respectively.

For the year ended December 31, 2002, the cost and accumulated depreciation of assets retired were $2,278 and $1,077, respectively. Of these retirements, cost and accumulated depreciation of $2,213 and $1,036, respectively, was for information system equipment and personal computers.

For the year ended December 31, 2001, the cost and accumulated depreciation of assets retired were $16,463 and $6,770, respectively. Of these, the cost and accumulated depreciation of the World Trade Center assets that were written-off were $14,703 and $5,761, respectively. The cost and accumulated depreciation of all other assets retired, all of which was for information systems equipment and personal computers, was $1,760 and $1,009, respectively.

For the year ended December 31, 2000, the cost and accumulated depreciation of assets retired were $50,626 and $50,374, respectively. Of these retirements, cost and accumulated depreciation of $27,621 and $27,541, respectively, was for information system equipment and personal computers.

                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



6. CLAIM RESERVES

Activity in unpaid claims and certain claim adjustment expenses is summarized as follows:



                                                                       YEAR ENDED DECEMBER 31
                                                         2002                  2001                   2000
                                                ---------------------------------------------------------------------

Balance as of January 1                            $       634,130       $       672,419        $       590,950
Incurred related to:
    Current period                                       3,993,607             3,792,241              3,445,559
    Prior periods                                          (46,225)              (53,420)               (19,142)
                                                ---------------------------------------------------------------------
Total incurred                                           3,947,382             3,738,821              3,426,417
                                                ---------------------------------------------------------------------

Paid related to:
    Current period                                       3,493,244             3,257,090              2,863,345
    Prior periods                                          525,044               520,020                481,603
                                                ---------------------------------------------------------------------
Total paid                                               4,018,288             3,777,110              3,344,948
                                                ---------------------------------------------------------------------
Balance at end of periods                          $       563,224*      $       634,130        $       672,419
                                                =====================================================================


     *Includes $3,300 of premium deficiency reserve in WCINJ recorded in group and other contract liabilities.

The provision for claims and claim adjustment expenses attributable to prior year incurrals had a favorable development of $46,225 in 2002, $53,420 in 2001, and $19,142 in 2000 due to health care trends being lower than anticipated when the reserves were established. Moreover, actual claim payment lags were shorter than assumed in determining the reserves, due to continued improvement in the claim adjudication process. Additionally, the development of the prior years' claim liability impacts premiums for retrospectively rated contracts. Accordingly, the Company's favorable (unfavorable) development of ($1,532), $46,416 and ($13,919) in 2002, 2001, and 2000, respectively, on such contracts, was largely offset by decreases (increases) in premiums.

                        WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)




7. INCOME TAXES
The significant components of the provision for income tax benefit (expense) are as follows:

                                                                       YEAR ENDED DECEMBER 31
                                                               2002            2001             2000
                                                         ---------------------------------------------------

Current tax expense                                             $(83,526)  $     (34,963)   $     (12,362)
Deferred tax benefit                                             151,373          34,828           86,902
                                                         ---------------------------------------------------
Income tax benefit (expense)                               $      67,847   $        (135)   $      74,540
                                                         ===================================================

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax is as follows:

                                                                         YEAR ENDED DECEMBER 31
                                                                   2002              2001               2000
                                                         ---------------------------------------------------------

Income tax at prevailing corporate tax rate
   applied to pre-tax income                                $(108,049)         $    (45,890)     $     (40,544)

Increase (decrease):
   Change in valuation allowance                                  195,698             1,147             71,860
   IRC Sec. 833(b) special deduction                                    -            54,249             36,427
   State and local income taxes, net of
    federal income tax benefit                                     (5,077)              (88)               (88)
   Other                                                          (14,725)           (9,553)             6,885
                                                         ---------------------------------------------------------
Income tax benefit (expense)                                $      67,847      $       (135)     $      74,540
                                                         =========================================================



WellChoice and its subsidiaries file a consolidated federal income tax return. WellChoice currently has a tax sharing agreement in place with all of its subsidiaries. In accordance with the Company's tax sharing agreement, the Company's subsidiaries pay federal income taxes to WellChoice based on a separate company calculation.

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



7. INCOME TAXES (CONTINUED)

Prior to 2002, EHC maintained a valuation allowance on its regular tax net operating loss carryforwards and certain other temporary differences due to uncertainty in its ability to utilize these assets within an appropriate period. The use of these assets was largely dependent on the conversion and future positive taxable income. Because the approval of EHC's plan of conversion by the New York State Insurance Department (the "Department"), removed the uncertainty of the conversion, the Company concluded in the third quarter that the valuation allowance related to these assets was no longer necessary. Accordingly, the income tax benefit for 2002 includes the reversal of the valuation allowance of $174,977 related to the Company's regular tax operating loss carryforwards.

Because EHC converted to a for-profit insurer in 2002, the Company adjusted its deferred tax assets for temporary differences related to EHCA's liability for state and local taxes which resulted in the recognition of a $5,374 deferred tax benefit.

Prior to January 1, 1987, EHC was exempt from federal income taxes. With the enactment of the Tax Reform Act of 1986, EHC, and all other Blue Cross and Blue Shield plans, became subject to federal income tax. Among other provisions of the Internal Revenue Code, these plans were granted a special deduction (the "833(b) deduction") for regular tax calculation purposes. EHC's position with regard to ordering is that the special deduction must be taken before any regular tax loss carryforward deduction. This is consistent with recent Internal Revenue Service ("IRS") rulings. The Company has followed this position and the related deduction ordering methodology in all its federal income tax return filings. As a result of the 833(b) deduction, EHC has incurred no regular tax liability but in profitable years, has paid taxes at the alternative minimum tax rate of 20%.

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

During the fourth quarter of 2002, the Company reevaluated its tax position for financial statement purposes related to EHC's ability to utilize the Section 833(b) deduction and determined that when EHC converted to a for-profit entity, its ability to utilize the

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)




7. INCOME TAXES (CONTINUED)

Section 833(b) deduction was uncertain. No authority directly addresses whether a conversion transaction will render the 833(b) deduction unavailable. The Company is aware, however, that the IRS has taken the position related to other Blue Cross Blue Shield plans that a conversion could result in the inability of a Blue Cross Blue Shield plan to utilize the 833(b) deduction. In light of the absence of governing authority, while the Company intends to continue to take the deduction on its tax returns after the conversion, the Company will assume, for financial statement reporting purposes, that the deduction will be disallowed. Accordingly, the Company's income tax provision for 2002 assumes the utilization of approximately $145,000 regular operating loss carryforwards for financial reporting purposes in excess of those utilized for tax purposes. Because the conversion occurred in the fourth quarter and the tax provisions for the first three quarters had assumed the availability of the section 833(b) deduction, the Company recorded additional tax expense of $50,744 in the fourth quarter representing the utilization of regular operating loss carryforwards rather than the 833(b) deduction.

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



7. INCOME TAXES (CONTINUED)

The Company's position with gross deferred tax assets and liabilities and the related valuation allowance are as follows:

                                                                                                    DECEMBER 31
                                                                                              2002               2001
                                                                                       ---------------------------------------
Deferred tax assets:
   Regular tax operating loss carryforwards                                               $       57,593     $      174,977
   Alternative minimum tax credit carryforward                                                   134,064             68,010
   Fixed assets                                                                                    4,807             10,420
   Loss reserve discounting                                                                        4,933              6,689
   Post-retirement benefits other than pensions                                                   50,308             48,372
   Post-employment benefits                                                                        3,901              2,372
   Bad debts                                                                                       5,621              4,354
   Deferred compensation                                                                           6,250              4,199
   Unpaid expense accruals                                                                        10,858             11,054
   Other temporary differences                                                                    21,366             11,218
                                                                                       ---------------------------------------
Total deferred tax assets                                                                        299,701            341,665
Valuation allowance for deferred tax assets                                                            -           (195,698)
                                                                                       ---------------------------------------
Deferred tax assets, net of allowance                                                            299,701            145,967

Deferred tax liabilities:
   Unrealized gain on investments                                                                 12,339             11,521
   Pension income adjustment                                                                      17,264             14,670
   Bonds and bond discount                                                                         1,150                872
                                                                                       ---------------------------------------
Total deferred tax liabilities                                                                    30,753             27,063
                                                                                       ---------------------------------------
Net deferred tax assets                                                                   $      268,948     $      118,904
                                                                                       =======================================


The Company's regular tax loss carryforwards for income tax purposes of $310,000 expire between the years 2003 and 2022. For financial reporting purposes, the Company's regular net operating loss carryforwards are $165,000. The Company fully utilized its remaining alternative minimum tax loss carryforward in 2000. The Company's alternative minimum tax credit carryforward of $134,000 has no expiration date.

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)


7. INCOME TAXES (CONTINUED)

The Company completed a study of the intangible assets which existed at January 1, 1987 and has filed amended returns for 1989 and 1990 claiming a refund for taxes paid. The Company is aware that the IRS and other Blue Cross Blue Shield plans are currently in litigation to determine whether intangible assets that existed at January 1, 1987 are entitled to tax basis and therefore are deductible in future years' tax returns. If the Company prevails, these potential future tax benefits of up to $100,000 will be available to the Company. As of December 31, 2002 the Company has not recognized this potential benefit in its financial statements.

The Company paid federal income taxes of $84,000, $13,349 and $14,195 in 2002, 2001 and 2000, respectively. Included in accounts payable and accrued expenses are $917 and $18,863 of federal income taxes payable at December 31, 2002 and December 31, 2001, respectively.

8. INFORMATION TECHNOLOGY OUTSOURCING

In June 2002, the Company entered into a ten-year outsourcing agreement with International Business Machines Corporation ("IBM"). Under the terms of the contract, IBM is responsible for operating the Company's data center, technical help desk and applications development. IBM has entered into a separate agreement to sublease the Company's data center. IBM's charges under the contract include personnel, calculated as a function of IBM's cost for personnel dedicated to the outsourcing; computer equipment, based on equipment usage rates; space, based on actual usage rates; and certain other costs.

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



8. INFORMATION TECHNOLOGY OUTSOURCING (CONTINUED)

IBM is expected to invoice the Company approximately $681,000 over the remaining term of the agreement for operating the Company's data center and technical help desk as follows:

2003                                                     $      94,900
2004                                                            84,900
2005                                                            88,000
2006                                                            74,800
2007                                                            67,200
2008                                                            65,200
2009                                                            62,900
2010                                                            60,400
2011                                                            58,600
2012                                                            24,100
                                                     ---------------------
                                                              $ 681,000
                                                     =====================

The agreement provides for IBM to assist the Company in developing new IT systems. In connection with these services, the Company is obligated to purchase $60,823, in additional modernization services and equipment from IBM, with a target purchase rate as follows:


2003                                                           $31,423
2004                                                            19,000
2005                                                             7,200
2006                                                             3,200
                                                      --------------------
Total                                                          $60,823
                                                      ====================


The Company may defer the purchase of services beyond the target date, provided that to the extent purchases are delayed more than one year beyond the target year, the Company shall pay a premium to IBM of 10% per annum of the contract price. At December 31, 2002 other liabilities include $11,143 of cash flow concessions the Company has taken on monthly invoices from IBM. In accordance with the terms of the IBM contract the Company is required to repay these amounts in the future.

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



8. INFORMATION TECHNOLOGY OUTSOURCING (CONTINUED)

Additionally, IBM, in coordination with deNovis, Inc. ("deNovis"), has agreed to develop a new claims payment software system and to license it to the Company. Subject to the successful completion and acceptance of the claims payment system, the Company will pay a development and license fee of $50,000. Under the terms of the contract with IBM, the Company will pay $25,000 of this fee in four equal installments upon the achievement of specified milestones, the last of which is the Company's acceptance of the claims payment system. The achievement of these milestones is anticipated to occur during 2004 and 2005. The remaining $25,000 will be paid one year following the date the Company accepts the claims payment system. Following the expiration of the one-year warranty period that begins upon the payment of the final installment, the Company will pay IBM an annual fee of $10,000 for maintenance and support services. Under the terms of the contract, the Company is entitled to 2% of IBM's gross revenues from licensing the claims payment system to third parties for the term of the IBM outsourcing contract, including any extensions. The Company will have no obligation to pay the development and license fee and the annual fee if the successful completion and delivery of the claims payment system does not occur.

The Company will own all software developed by IBM under the agreement, other than the claims payment system. All such software in which the Company will have all rights, title and interest will be accounted for in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

In connection with the agreement, the Company sold computer equipment with a net book value of $1,736 to IBM. No gain or loss on the sale of the computer equipment was recognized. Also in connection with the agreement, the Company licensed to IBM its Internet portal technology for an upfront initial license fee of $2,000. In accordance with SOP 98-1, the Company applied the proceeds from the license of the Internet portal technology to the book value of the assets and no gain or loss was recorded. Under the agreement, IBM has the right to sublicense the Internet portal technology to third parties and the Company will receive 4% of IBM's gross revenues from its licensing for fifteen years. The Company received no licensing revenue in 2002.

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



8. INFORMATION TECHNOLOGY OUTSOURCING (CONTINUED)

The outsourcing agreement can be terminated by either the Company or IBM in certain circumstances for cause without penalty. The Company can terminate the contract without cause after two years or if it experiences a change in control and, in such instances, would be obligated to pay certain termination costs, which vary based on the duration of the contract but are significant in the early years, to IBM.

During the second quarter of 2002, in connection with the IBM outsourcing, the Company began the implementation of a restructuring plan relating to its information technology personnel. Certain employees were involuntarily terminated in accordance with a plan of termination, certain employees were retained by the Company and certain employees were transitioned to IBM. Severance and other costs accrued at June 30, 2002 relating to the plan of termination were $5,351. Payments related to these costs of approximately $1,239 were made during the six months ended December 31, 2002. To help retain its employees and to help IBM retain its newly transitioned employees, the Company offered stay bonuses for these individuals. The estimated maximum cost of these bonuses assuming all individuals remain with the Company or IBM through the required dates, which range from 2003 to 2004, is approximately $8,518. At December 31, 2002, approximately $3,716 was accrued for these bonuses. The Company will recognize the cost of these stay bonuses in future periods as these employees provide service.

9. RESTRUCTURING

In November 2002, as part of the Company's continuing focus on increasing overall productivity, and in part as a result of the implementation of the technology outsourcing strategy, the Company continued streamlining certain operations and adopted a plan to terminate approximately 500 employees across all segments of its business. Severance and other costs of $13,715 were accrued relating to the plan. As of December 31, 2002, payments related to these costs of $639 were made.

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



10. STATUTORY INFORMATION

Insurance companies, including HMOs are subject to certain Risk-Based Capital ("RBC") requirements as specified by the National Association of Insurance Commissioners (the "NAIC"). Under those requirements, the amount of capital and statutory-basis surplus maintained by an insurance company is to be determined based on the various risk factors related to it. At December 31, 2002, EHCA and each of its wholly-owned insurance subsidiaries met the RBC requirements.

EHCA and its subsidiaries are subject to minimum capital requirements under the state insurance laws. Combined statutory-basis surplus of EHCA and its subsidiaries at December 31, 2002 and 2001 of $819,756 and $610,779, respectively, exceeded their respective requirements. Combined statutory-basis net income of EHCA and its subsidiaries was $316,936, $114,462 and $73,971, for the years ended December 31, 2002, 2001 and 2000, respectively.

In accordance with the rules of the Department, the maximum amount of dividends which can be paid by the Company's subsidiaries without approval of the Department is subject to restrictions relating to statutory surplus and adjusted net income or adjusted net investment income.

On November 7, 2002, the Department approved the payment of a dividend to WellChoice from its subsidiary, EHCA, in the amount of $225,000, which was paid on November 8, 2002. No dividends were received or paid during the years ended December 31, 2001 and 2000.

EHCA made cash contributions to its HMO and insurance subsidiaries of approximately $65,000, $10,000, and $1,000 during 2002, 2001, and 2000, respectively. The capital contributions were made to ensure that each subsidiary had sufficient surplus under applicable BCBSA and state licensing requirements.

11. CONTINGENCIES

The Company is subject to a number of lawsuits, investigations and claims, some of which are class actions arising out of the conduct of its business. The Company believes that it has meritorious defenses in all of these matters and intends to vigorously defend its respective positions. The outcome of these matters is not currently predictable and the damages, if any, are also uncertain. The Company is also involved in and is subject to

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



11. CONTINGENCIES (CONTINUED)

numerous claims, contractual disputes and uncertainties in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

In June 2002, the Company settled a class action lawsuit for an estimated $23,000 in claims and legal fees. During the period from June 2002 to September 2002, the members of the class were informed of their right to receive payment, were required to respond, and the payments due to respondents were determined. Based on the number of respondents to the class action mailing through August 24, 2002 and the Company's estimate of the number of late respondents to the mailing, the Company has revised its best estimate of the ultimate liability for this action to $14,600. This change in estimate has been recorded in the consolidated financial statements for year ended December 31, 2002.

The Company entered into a credit and guaranty agreement, effective as of November 7, 2002, with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which will provide the Company with a credit facility. The Company is able to borrow under the credit facility for general working capital purposes. The total outstanding amounts under the credit facility cannot exceed $100,000. The facility has a term of 364 days, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at the Company's option, at The Bank of New York's prime commercial rate (or, if greater, the federal funds rate plus 0.50%) as in effect from time to time plus a margin of between zero and 1.0%, or LIBOR plus a margin of between 1.125% and 2.250%, with the applicable margin to be determined based on the Company's financial strength rating. As of December 31, 2002, there are no funds drawn against this credit facility.

The Company also maintains a $607 secured letter of credit from HSBC Bank USA to support its rental lease obligation with Digitas LLC.

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



12. COMMITMENTS

The Company leases office facilities and equipment under capital and operating lease arrangements. Future minimum payments for capital leases and noncancelable operating leases, including escalation clauses, as of December 31, 2002 are as follows:

                                              CAPITAL LEASES    OPERATING LEASES
                                         --------------------- -----------------

2003                                          $  11,094           $   49,881
2004                                             11,378               43,812
2005                                             11,663               39,903
2006                                             11,950               33,475
2007                                             12,240               31,116
Future years                                     36,069              357,558
                                           --------------------- ---------------
Net minimum lease payment
                                                  94,394           $  555,745
                                                              ==================

Less:
   Interest                                       31,590
   Maintenance, taxes, etc.                       15,104
                                           ------------------
Present value of minimum lease payments       $   47,700
                                           ==================

The average imputed interest rate on the capital leases was 14% in 2002. Rent expense under operating leases was $54,082, $50,540 and $48,340 for the years ended December 31, 2002, 2001 and 2000, respectively.

The schedule above includes rent commitments for the Company's Staten Island facility. However, as part of the information technology outsourcing agreement with IBM (see footnote 8), the Company entered into a sublease agreement with IBM for this property. The Company expects to receive net sublease income of approximately $1,000 per year for the next ten years.

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



13. RELATED PARTY TRANSACTIONS

Administrative expenses incurred related to NASCO services totaled $14,673, $13,281 and $11,988 for the years ended December 31, 2002, 2001 and 2000, respectively. Accounts payable for the year ended December 31, 2002 and 2001, includes amounts due to NASCO of $3,515 and $2,634, respectively.

Active Health Management, Inc., ("AHM") an entity in which the Company has a 0.8% ownership interest, provides certain medical management services to the Company. Administrative expenses incurred related to AHM services totaled $5,882, $4,869 and $3,624 for the years ended December 31, 2002, 2001 and 2000, respectively. Accounts payable for the year ended December 31, 2002 and 2001, includes amounts due to AHM of $0 and $340, respectively.

 A member of the Company's board of directors is an Executive Vice President of a labor union account. For the years ended December 31, 2002, 2001 and 2000, the Company earned premium revenue $18,030, $16,245, $13,250, respectively from the union. Billed premiums receivable at December 31, 2002 and 2001 includes amounts due from the union of $1,655 and $1,618, respectively. In addition, the Company recorded administrative service fees revenue of $2,918, $2,834 and $2,111 for the years ended December 31, 2002, 2001, and 2000. Other amounts due from customers at December 31, 2002 and 2001 includes $1,074 and $1,372 for service fees due from the union.

A member of the Company's board of directors is an Executive Vice President and Chief Operating Officer of a provider in our network. For the years ended December 31, 2002, 2001 and 2000, the Company made payments to the provider in the amount of $97,936, $72,308 and $69,239 respectively for the reimbursement of claims to this provider.

A member of the Company's board of directors is a physician in a group practice, which is a provider in our network. For the years ended December 31, 2002, 2001 and 2000, the Company made payments in the amount of $1,180, $1,230 and $1,359, respectively to this group practice for the reimbursement of claims.

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



13. RELATED PARTY TRANSACTIONS (CONTINUED)

A member of the Company's board of directors served as Chairman of the Board of a provider in our network during 2000. For the year ended December 31, 2000 the Company made payments to this provider in the amount of $90,700 for the reimbursement of claims.

14. INSURANCE PROCEEDS

In December 2002, the Company and its insurance carrier settled the Company's business property protection and blanket earnings and extra expense claim related to loss of the Company's offices located at the World Trade Center for $74,000. During 2002 and 2001, the Company recorded gains related to the business property portion of the claim of $7,959 and $6,784, respectively, which are included in other income. Administrative expense for the year ended December 31, 2002 includes a gain of $19,300 representing extra expense settlement proceeds for items expensed in 2001 and extra expenses that have not yet been incurred. Administrative expense for the year ended December 31, 2001 includes expenses of $3,535 related to the Company's recovery efforts.

15. PENSION BENEFITS

The Company had several noncontributory, defined benefit pension plans covering substantially all of its employees. In May 1998, the Company's Board of Directors approved a consolidation of the Company's defined benefit pension plans into one "cash balance" defined benefit plan (the "Cash Balance Plan"). The redesigned plan, effective January 1, 1999, provides employees with an opening balance based on the previous benefits attributed to the employee under prior plans with increases through contributions by the Company based on the employee's age and length of service. The benefit provided at retirement is the sum of all contributions and interest earned.

Prior to the redesign, the Company's pension benefits were provided through three plans. Although the manner in which these plans were funded differed, the benefits relating to each were similar.

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



15. PENSION BENEFITS (CONTINUED)

As part of the consolidation of the plans, the Cash Balance Plan assumed the assets and benefit obligations of the previous plans, some of which were previously retained by an insurer under an annuity purchase contract. As a result of the consolidation of the plans, the Company is amortizing the amount of the plan assets in excess of the benefit obligation assumed from the insurer, $116,865 over the average remaining service life of plan participants (10.5 years).

The effect of the change in pension benefits reduced the benefit obligation by $20,606 which will be amortized over the remaining service life of the Cash Balance Plan members (13 years).

The Company also has an unfunded, nonqualified supplemental plan to provide benefits in excess of ERISA limitations on recognized salary or benefits payable from the qualified pension plans and the Company's Deferred Compensation Plan and Executive Savings Plan. This supplemental plan is accounted for using the projected unit credit actuarial cost method.

The following table sets forth the plans' change in the actuarially determined benefit obligation, plan assets and information on the plan's funded status.



                                                                                     December 31
                                                                                       2002                  2001
                                                                               --------------------- ----------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period                                         $       368,042       $       319,622
Service cost                                                                               15,977                14,443
Interest cost                                                                              26,144                23,783
Plan amendments                                                                                11                 3,276
Actuarial loss                                                                             33,563                27,165
Benefits paid                                                                             (43,469)              (20,247)
                                                                               --------------------- ----------------------
Benefit obligation at end of period                                                       400,268               368,042
                                                                               --------------------- ----------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period                                          467,523               417,352
Actual (loss) return on plan assets                                                       (10,523)               69,914
Employer contributions                                                                        182                   504
Benefits paid                                                                             (43,469)              (20,247)
                                                                               --------------------- ----------------------
Fair value of plan assets at end of period                                                413,713               467,523



                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)




15. PENSION BENEFITS (CONTINUED)

                                                                                   December 31
                                                                                       2002                  2001
                                                                               --------------------- ----------------------

INFORMATION ON FUNDED STATUS AND AMOUNTS RECOGNIZED
Funded status                                                                     $        13,445      $         99,481
Unrecognized net transition asset                                                            (715)                 (905)
Unrecognized prior service credits                                                        (70,951)              (83,646)
Unrecognized net loss from past experience different from that assumed                    103,430                24,323
                                                                               --------------------- ----------------------
Prepaid benefit cost                                                              $        45,209      $         39,253
                                                                               ===================== ======================

Actuarial assumptions used were as follows:

                                                                                   DECEMBER 31
                                                                                    2002                2001
                                                                                ------------------ -------------------

Discount rate                                                                           7.0%                7.5%
Rate of increase in future compensation levels                                          4.0%                4.0%
Expected long-term rate of return                                                       8.0%                8.0%

Net pension income for the actuarially developed plans included the following components:

                                                                                           YEAR ENDED DECEMBER 31
                                                                                    2002               2001              2000
                                                                                ----------------------------------------------------

Service cost                                                                    $     15,977       $     14,443      $     13,709
Interest cost on projected benefit obligation                                         26,144             23,783            22,195
Expected return on plan assets                                                       (36,054)           (33,984)          (33,616)
Net amortization and deferral                                                        (12,070)           (12,894)          (13,059)
                                                                                ----------------------------------------------------
Net pension income                                                              $     (6,003)      $     (8,652)     $    (10,771)
                                                                                ====================================================


                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



15. PENSION BENEFITS (CONTINUED)

The Company administers two noncontributory defined contribution plans offering employees the opportunity to accumulate funds for their retirement. The Deferred Compensation Plan, which is closed to new contributions, and the Executive Savings Plan are nonqualified plans designed to provide executives with an opportunity to defer a portion of their base salary and/or incentive compensation.

The Company also administers a contributory 401(k) Deferred Savings Plan which is offered to all eligible employees. The Company matches contributions of participating employees; 50% of the first 6% of employee contributions or $5,921, $5,880 and $5,678 for the years ended December 31, 2002, 2001 and 2000, respectively.

16. OTHER POSTRETIREMENT EMPLOYEE BENEFITS

In addition to pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for those benefits if they reach retirement age while working for the Company.

The change in benefit obligation, plan assets and information on the plans' funded status and the components of the net periodic benefit cost are as follows:



                                                                                 December 31
                                                                                       2002                   2001
                                                                               ---------------------- ----------------------
                            CHANGE IN BENEFIT OBLIGATION
 Benefit obligation at beginning of period                                       $      124,481          $       96,121
 Service cost                                                                             1,500                   1,639
 Interest cost                                                                            7,686                   8,434
 Actuarial (gain) loss                                                                   (7,154)                 25,858
 Benefits paid                                                                           (5,787)                 (7,571)
                                                                               ---------------------- ----------------------
 Benefit obligation at end of period                                                    120,726                 124,481
                                                                               ---------------------- ----------------------

 CHANGE IN PLAN ASSETS
 Fair value of plan assets at beginning of period                                             -                       -
 Employer contributions                                                                   5,787                   7,571
 Benefits paid                                                                           (5,787)                 (7,571)
                                                                               ---------------------- ----------------------
 Fair value of plan assets at end of period                                                   -                       -
                                                                               ---------------------- ----------------------

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)




16. OTHER POSTRETIREMENT EMPLOYEE BENEFITS (CONTINUED)


                                                                                December 31
                                                                                       2002                   2001
                                                                               ---------------------- ----------------------

 INFORMATION ON FUNDED STATUS AND AMOUNTS RECOGNIZED
 Funded status                                                                         (120,726)               (124,481)
 Unrecognized net actuarial gain                                                        (66,027)                (61,043)
 Unrecognized transition obligation                                                      43,017                  47,318
                                                                               ---------------------- ----------------------
 Accrued postretirement benefit cost                                              $    (143,736)         $     (138,206)
                                                                               ====================== ======================

                                                                                    December 31
                                                                                      2002                2001                 2000
                                                                                ------------------- ------------------- ------------

 COMPONENTS OF NET PERIODIC BENEFIT COST
 Service cost                                                                         $ 1,500         $     1,639           $ 1,516
 Interest cost                                                                          7,686               8,434             6,845
 Amortization of transition obligation                                                  4,301               4,302             4,302
 Amortization of actuarial gain                                                        (4,699)             (4,738)           (5,923)
                                                                                ------------------- ------------------- ------------
 Net periodic postretirement benefit cost                                       $       8,788         $     9,637      $      6,740
                                                                                =================== =================== ============



Actuarial gains or losses for postretirement life and health benefits are recorded separately when they exceed 10% of their respective accumulated postretirement benefit obligations and, at that time, the entire amount of the gain is amortized over the period in which eligibility requirements are fulfilled (20 years).

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



16. OTHER POSTRETIREMENT EMPLOYEE BENEFITS (CONTINUED)

The actuarial assumptions used for determining the accumulated postretirement benefit obligation as measured on December 31, 2002 and 2001 are as follows:



                                                                                           DECEMBER 31
                                                                                   2002                    2001
                                                                          ------------------------ ----------------------

Weighted-average discount rate                                                     7.0%                    7.5%
Health care trend rates:
Participants under age 65 in EPO and PPO Plans                                  11.0%-4.5%              10.0%-4.5%
Participants under age 65 in other plans                                        11.0%-4.5%              10.0%-4.5%
Participants age 65 and over in Medicare HMOs                                   21.9%-4.5%              55.1%-4.5%
Participants age 65 and over in Indemnity Plans                                 10.0%-4.5%              13.0%-4.5%
Caps on Company paid portion of health care premiums for
   participants who retire on or after May 1, 1996 (in whole
   dollars):
Participants age 65 and older with Medicare Carve-out Plans                       $2,358                  $2,358
Participants under age 65 with POS--Point of Service Plans                         $4,926                  $4,926



The trend rate ranges shown indicate the trend rates will decrease 1.0% annually, other than the Medicare HMO and the Indemnity Plan, until ultimately leveling out at 4.5%. The annual trend rate for the Medicare HMO is 21.9%, 9.0%, and 8.0% for the next three years and then decreases 1% annually until ultimately leveling out at 4.5%. The annual trend rate for the Indemnity Plan is 10.0% and 9.0% for the next two years and then decreases 1.0% annually until ultimately leveling out at 4.5%.

The health care cost trend rate assumptions have a significant effect on the amounts reported. Increasing and decreasing the assumed health care cost trend rates by one percentage point in each year would increase and decrease the postretirement benefit obligation as of December 31, 2002 by $12,899 and $7,676, respectively, and increase and decrease the service and interest cost components of net periodic postretirement benefit cost for December 31, 2002 by $1,060 and $556, respectively.

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)



17. CONCENTRATION OF BUSINESS

The Company's business is concentrated in New York and New Jersey, with more than 98% of its premium revenue received from New York business. As a result, future acts of terrorism, changes in regulatory, market or healthcare provider conditions in either of these states, particularly New York, could have a material adverse effect on the Company's business, financial condition or results of operations.

The Company earns revenue from its contracts with the Center for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program. Specifically, the Company has a contract with CMS to provide HMO Medicare+Choice coverage to Medicare beneficiaries in certain New York counties and the Company has a contract to serve as fiscal intermediary for the Medicare Part A program and a carrier for the Medicare Part B program (collectively, referred to as "Medicare Services"). The Company's Medicare+Choice product and Medicare Services represented 10% and 32% of total premium earned and administrative service fee revenue, respectively, during 2002.

The Company's earns revenue from its contracts to provide healthcare services to New York State and New York City employees. The New York State and New York City account represented 17% and 13% of total premium earned, respectively, during 2002.

18. SEGMENT INFORMATION

Empire has two reportable segments: commercial managed care and other insurance products and services. The commercial managed care segment includes group PPO, HMO (including Medicare+Choice), EPO and other products as well as the Company's New York City and New York State PPO business. The other insurance products and services segment consists of the Company's traditional indemnity products, Medicare supplemental, individual hospital only, state sponsored individual plans, government mandated individual plans and government contracts with CMS to act as a fiscal intermediary for Medicare Part A program beneficiaries and as a carrier for Medicare Part B program beneficiaries.

                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)




18. SEGMENT INFORMATION (CONTINUED)

The reportable segments follow the Company's method of internal reporting by products and services. The financial results of the Company's segment are presented consistent with the accounting policies described in Note 2. Administrative expenses, investment income, and other income, but not assets, are allocated to the segments. There are no intersegment sales or expenses.

The following table presents information by reportable segment:




                                                                                                 OTHER INSURANCE
                                                                                 COMMERCIAL       PRODUCTS AND
                                                                                MANAGED CARE        SERVICES            TOTAL
                                                                              ----------------- ------------------ -----------------

YEAR ENDED DECEMBER 31, 2002
Revenues from external customers                                               $    3,935,234    $    1,089,004     $    5,024,238
Investment income and net realized gains                                               54,047            13,363             67,410
Other revenue                                                                          11,272             2,740             14,012
Income from continuing operations before income tax expense                           253,424            56,344           309,768

YEAR ENDED DECEMBER 31, 2001
Revenues from external customers                                               $    3,401,900    $    1,166,252     $    4,568,152
Investment income and net realized gains                                               41,704            15,249             56,953
Other revenue                                                                           4,667             1,434              6,101
Income from continuing operations before income tax expense                           121,113            26,452            147,565

YEAR ENDED DECEMBER 31, 2000
Revenues from external customers                                                    2,885,870         1,255,984          4,141,854
Investment income and net realized gains                                               59,861            27,671             87,532
Other revenue                                                                           3,089             1,209              4,298
Income from continuing operations before income tax expense                            95,066            25,421            120,487





                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)




18. SEGMENT INFORMATION (CONTINUED)

The following table presents our revenue from external customers by products and services:



                                                                              YEAR ENDED DECEMBER 31
                                                                     2002                2001              2000
                                                             --------------------- ----------------- ------------------
Revenues from external customers:
   Commercial managed care:
    Premiums earned:
      PPO                                                     $      2,349,911          $2,016,580        $1,908,591
      HMO                                                            1,133,637             948,865           664,463
      EPO                                                              234,112             250,651           179,468
      Other                                                              5,343              31,719            33,709
      Administrative service fees                                      212,231             154,085            99,639
                                                             --------------------- ----------------- ------------------
Total commercial managed care                                        3,935,234           3,401,900         2,885,870
                                                             --------------------- ----------------- ------------------

Other insurance products and services
Premiums earned:
Indemnity                                                              397,175             489,947           584,848
Individual                                                             507,857             508,406           505,848
Administrative service fees                                            183,972             167,899           165,288
                                                             --------------------- ----------------- ------------------
Total other insurance products and services                          1,089,004           1,166,252         1,255,984
                                                             --------------------- ----------------- ------------------
Total revenues from external customers                        $      5,024,238          $4,568,152        $4,141,854
                                                             ===================== ================= ==================



                       WELLCHOICE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (Dollars in thousands except per share data)




19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following unaudited quarterly financial data are presented on a consolidated basis for each of the years ended December 31, 2002 and 2001.



                                                              QUARTER ENDED
                                                          --------------------------------------------------------------------------
                                                              MARCH 31           JUNE 30           SEPTEMBER 30          DECEMBER 31
                                                          ----------------- ------------------ --------------------- ---------------
2002 DATA
Total revenues                                                 $1,280,100        $1,321,642           $1,221,204        $1,282,714
Income from continuing operations before income tax
   expense                                                         79,704            60,092               87,224            82,748
Income (loss) from continuing operations                           79,681            60,095              254,409           (16,570)
Loss from discontinued operations                                  (1,050)               (6)                   -                 -
Net income (loss)                                                  78,631            60,089              254,409           (16,570)

Net loss for the period from
   November 7, 2002 (date of initial public offering)
   to December 31,2002                                                                                                    $(38,542)
Basic and diluted net loss per common share for the
   period from November 7, (date of initial public
   offering) to December 31, 2002 $(0.46) Shares used to compute earnings per share, based on
   weighted average shares outstanding November 7, 2002
   (date of conversion and initial public offering) to
   December 31, 2002                                                                                                    83,333,244

2001 DATA
Total revenues                                                  1,123,194         1,233,845            1,141,624         1,132,543
Income from continuing operations before income tax
   expense                                                         39,631            29,902               36,630            41,402
Income from continuing operations                                  39,586            29,899               36,540            41,405
Loss from discontinued operations                                  (4,485)           (2,526)              (5,552)           (3,889)
Net income                                                         35,101            27,373               30,988            37,516



For the quarter ended September 30, 2002, income from continuing operations includes a deferred tax benefit of $167,185 primarily resulting from the reversal of the valuation allowance for deferred tax assets. For the quarter ended December 31, 2002, loss from continuing operations includes income tax expense of $99,318 primarily resulting from the elimination of the section 833(b) deduction that had previously been assumed during the first three quarters of 2002. Refer to footnote 7.

                             SUPPLEMENTAL SCHEDULES

                        WELLCHOICE, INC. AND SUBSIDIARIES
                                   SCHEDULE I
        SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                             (DOLLARS IN THOUSANDS)



                                                                                                                      AMOUNT AT
                                                                                                                  WHICH SHOWN IN THE
  TYPE OF INVESTMENT                                                         COST               VALUE                 BALANCE SHEET
  ------------------                                                         ----               -----                 -------------

  INVESTMENT AT DECEMBER 31,2002
     Fixed maturities:
        Bonds:
           United States Government and
             government authorities..............................       $       439,256      $     444,364           $       444,364
           Public Utilities......................................                20,000             20,364                    20,364
           All other corporate bonds.............................               386,753            397,954                   397,954
        Certificates of Deposit..................................                   608                608                       608
                                                                                --------           --------                 --------
             Total fixed maturities..............................               846,617            863,290                   863,290

     Equity securities:
        Common stocks
           Industrial, miscellaneous and all other ..............                31,966             29,242                    29,242
        Nonredeemable preferred stocks...........................                15,056             15,306                    15,306
                                                                                --------           --------                 --------
             Total equity securities.............................                47,022      $      44,548                    44,548
                                                                                --------           ========                 ========

     Other long- term investments................................                28,220            Xxx                        28,220
     Short-term investments......................................               359,371            Xxx                       359,490
                                                                                -------
             Total investments...................................       $     1,281,230            Xxx               $     1,295,548
                                                                              =========                                    =========




                        WELLCHOICE, INC. AND SUBSIDIARIES
            SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CONDENSED BALANCE SHEET




                                                                                                          December 31, 2002
                                                                                                          -----------------
                                                                                                            (In thousands)
ASSETS
Investments:
   Fixed maturities, at fair value (amortized cost: $31,902)..................................             $       31,904
   Marketable equity securities, at fair value (cost: $47,022)................................                     44,548
   Short-term investments.....................................................................                     62,465
   Other long-term equity investments.........................................................                     16,357
                                                                                                                  --------
Total investments.............................................................................                    155,274
Cash and cash equivalents.....................................................................                    108,862
                                                                                                                  --------
Total investments and cash and cash equivalents...............................................                    264,136

Receivables:
   Other amounts due from customers, net......................................................                      2,336
   Miscellaneous, net.........................................................................                      3,773
Total receivables.............................................................................                      6,109

Investment in subsidiaries....................................................................                  1,007,330

Property, equipment and information systems, net of accumulated
   depreciation...............................................................................                    100,788
Prepaid pension expense.......................................................................                     45,209
Deferred taxes, net...........................................................................                     96,533
Other.........................................................................................                     16,903
                                                                                                                  --------
Total assets..................................................................................             $    1,537,008
                                                                                                                ==========




                        WELLCHOICE, INC. AND SUBSIDIARIES
            SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             CONDENSED BALANCE SHEET


                                                                                                      December 31, 2002
                                                                                                      -----------------
                                                                                                    (In thousands, except share and
                                                                                                            per share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued expenses.....................................................              $       110,636
   Capital lease obligations.................................................................                       47,700
   Other.....................................................................................                      142,410
                                                                                                                 -----------
Total liabilities............................................................................                      300,746

Stockholders' equity:
   Class A common stock, $0.01 per share value, 225,000,000 shares authorized;
83,490,477 shares
      issued and outstanding.................................................................                          835
   Class B common stock, $0.01 per share value, one share authorized; one share issued and
      outstanding............................................................................                            -
   Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none issued and outstanding                     -
   Additional paid-in capital................................................................                    1,255,566
   Retained deficit..........................................................................                      (38,542)
   Accumulated other comprehensive income....................................................                       18,403
                                                                                                                 -----------
Total stockholders' equity...................................................................                    1,236,262
                                                                                                                 -----------

Total liabilities and stockholders' equity...................................................              $     1,537,008
                                                                                                                 ===========


                        WELLCHOICE, INC. AND SUBSIDIARIES
            SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENT OF OPERATIONS




                                                                                                     FOR THE PERIOD FROM NOVEMBER
                                                                                                               7, 2002
                               (DATE OF FOR PROFIT
                                                                                                    CONVERSION AND INITIAL PUBLIC
                                                                                                    OFFERING) TO DECEMBER 31, 2002
                                                                                                    ------------------------------
                                                                                                           (In thousands)

Equity in net loss of subsidiaries.................................................................          $      (40,331)
Other income.......................................................................................                   1,268
                                                                                                                 -----------
Loss from continuing operations before
   income taxes ...................................................................................                 (39,063)

Income tax benefit.................................................................................                     521
                                                                                                                 -----------
Net loss...........................................................................................          $      (38,542)
                                                                                                                 ===========




                        WELLCHOICE, INC. AND SUBSIDIARIES
            SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENT OF CASH FLOWS





                                                                                                       FOR THE PERIOD FROM NOVEMBER
                                                                                                                 7, 2002
                               (DATE OF FOR PROFIT
                                                                                                      CONVERSION AND INITIAL PUBLIC
                                                                                                      OFFERING) TO DECEMBER 31, 2002
                                                                                                      ------------------------------
                                                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss............................................................................................          $      (38,542)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
      Depreciation and amortization.................................................................                   6,084
      Equity in earnings of wholly-owned unconsolidated subsidiaries................................                  40,214
      Deferred income tax benefit...................................................................                    (521)
      Dividends received from Empire HealthChoice Assurance, Inc....................................                  91,038
      Other.........................................................................................                  (1,167)
      Changes in assets and liabilities:
        Other amounts due from customers............................................................                  (2,340)
        Miscellaneous receivables...................................................................                   3,353
        Other assets................................................................................                  (2,471)
        Accounts payable and accrued expenses.......................................................                  25,203
        Other liabilities...........................................................................                 (91,821)
                                                                                                                 ------------
Net cash provided by operating activities...........................................................                  29,030

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and information systems............................................                  (4,124)
Transfer of assets and liabilities from subsidiaries after for profit conversion....................                  50,519
Purchases of available for sale investments.........................................................                   3,825
Proceeds from sales and maturities of available for sale investments................................                   1,977
                                                                                                                 ------------
Net cash provided by investing activities...........................................................                  52,197

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in capital lease obligations...............................................................                    (355)
Net proceed from common stock issued in the initial public offering.................................                  27,990
                                                                                                                 ------------
Net cash provided by financing activities...........................................................                  27,635
                                                                                                                 ------------

Change in cash and cash equivalents.................................................................                 108,862
Cash and cash equivalents at beginning of period....................................................                       -
                                                                                                                 -----------
Cash and cash equivalents at end of period..........................................................          $      108,862
                                                                                                                 ============

SUPPLEMENTAL DISCLOSURE
Dividend from Empire HealthChoice Assurance, Inc.
   (a wholly-owned subsidiary):
      Cash and cash equivalents.....................................................................          $       91,038
      Investments...................................................................................                 133,962
                                                                                                                 ------------
Total dividend form Empire HealthChoice Assurance, Inc .............................................          $      225,000
                                                                                                                 ============



                        WELLCHOICE, INC. AND SUBSIDIARIES
                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION
                             (Dollars in thousands)




                                                      UNPAID
                                                      CLAIMS
                                                    AND CLAIMS      UNEARNED
                                                     EXPENSES       PREMIUMS
                                                     --------       --------
SEGMENT
December 31,2002
    Commercial managed care....................... $   451,838    $    67,709
    Other insurance products and services.........     108,086         59,794
                                                   -----------    -----------
           Total.................................. $   559,924    $   127,503
                                                   ===========    ===========

December 31,2001
    Commercial managed care....................... $   457,755    $    64,046
    Other insurance products and services.........     176,375         56,136
                                                   -----------    ------------
           Total.................................. $   634,130    $   120,182
                                                   ===========    ============




                                                                   NET          COST OF              OTHER
                                               PREMIUMS          INVESTMENT     BENEFITS            OPERATING        PREMIUM
                                               AND FEES          INCOME         PROVIDED            EXPENSES         WRITTEN
                                               --------          ------         --------            --------         -------
SEGMENT
Year ended December 31,2002
    Commercial Managed Care................... $    3,935,234    $   54,047    $    3,201,752     $    545,377     $    3,726,666
    Other insurance products and services.....      1,089,004        13,363           745,630          303,133            908,690
                                               --------------    -------------- --------------    --------------   --------------
           Total.............................. $    5,024,238    $   67,410    $    3,947,382     $    848,510     $    4,635,356

Year ended December 31,2001
    Commercial Managed Care................... $    3,401,900    $   41,704    $    2,877,902     $    449,256     $    3,267,616
    Other insurance products and services.....      1,166,252        15,249           860,919          295,564            992,993
                                               --------------    -------------- --------------    --------------   --------------
           Total.............................. $    4,568,152    $   56,953    $    3,738,821     $    744,820     $    4,260,609
                                               ==============    ============== ==============    ==============   ===============

Year ended December 31,2000
    Commercial Managed Care....................$    2,885,870      $   59,861  $    2,483,541     $    370,212     $    2,789,822
    Other insurance products and services......     1,255,984          27,671         942,876          316,568          1,090,678
                                               --------------    -------------- --------------    --------------   --------------
           Total...............................$    4,141,854      $   87,532  $    3,426,417     $    686,780     $    3,880,500
                                               ==============    ============== ==============    ==============   ===============



                        WELLCHOICE, INC. AND SUBSIDIARIES
                                   SCHEDULE V
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)




                                                                    CHARGED         CHARGED
                                                    BALANCE AT    (CREDITED) TO    (CREDITED)            OTHER             BALANCE
                                                  BEGINNING OF      COSTS AND       TO OTHER         (DEDUCTIONS)            END
                                                      PERIOD        EXPENSES        ACCOUNTS         RECOVERIES          OF PERIOD
                                                      ------        --------        --------          ----------          ---------
YEAR ENDED DECEMBER 31,2002
Allowance for doubtful accounts.................. $     12,440         $   773          $   -        $      511       $   13,724
Deferred tax assets valuation
   Allowance.....................................      195,698        (195,698)             -                 -                -

YEAR ENDED DECEMBER 31,2001
Allowance for doubtful accounts.................. $     14,142    $      1,542          $   -        $   (3,244)      $   12,440
Deferred tax assets valuation
   Allowance.....................................      196,845          (1,147)             -                 -          195,698

YEAR ENDED DECEMBER 31,2000
Allowance for doubtful accounts.................. $     19,190    $      1,400          $   -        $   (6,448)      $   14,142
Deferred tax assets valuation
   Allowance.....................................      265,549         (68,704)             -                -           196,845






                                INDEX TO EXHIBITS


        NUMBER                       DESCRIPTION
        ------                       -----------


          2.1 New York State Superintendent of Insurance's Opinion and Decision approving Plan Of Conversion, dated October 8, 2002
                    (1)

          2.2. Form of Transfer and Exchange Agreement between the Fund and WellChoice, Inc. (1)

          2.3 Form of Transfer and Exchange Agreement between the Foundation and WellChoice, Inc. (1)

          2.4 Transfer Agreement between WellChoice, Inc. as transferee, and Empire HealthChoice, Inc., as transferor (1)

          3.1 Amended and Restated Certificate of Incorporation of WellChoice, Inc. (2)

          3.2 Amended and Restated Bylaws of WellChoice, Inc., as amended as of December 18, 2002 (2)

          4.1       Specimen Common Stock certificate (1)

          4.2 Registration Rights Agreement dated as of November 7, 2002, by and among WellChoice, Inc., The New York Public Asset Fund and The New York Charitable Asset Foundation (2)

          9.1 Voting Trust and Divestiture Agreement dated as of November 7, 2002, by and among WellChoice Inc., The New York Public Asset Fund and The Bank of New York, as trustee (2)

          10.1* Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan -- 2000 Plan Description (1)

          10.2* Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan -- 2001 Plan Description (1)

          10.3* Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan -- 2002 Plan Description (1)

          10.4* Empire HealthChoice, Inc. Executive Savings Plan, as Amended and Restated effective January 1, 1999 (1)

          10.5* Empire HealthChoice, Inc., 1998-2000 Long-Term Incentive Compensation Plan (1)

          10.6* Empire HealthChoice, Inc., 1999-2001 Long-Term Incentive Compensation Plan (1)

          10.7* Empire HealthChoice, Inc., 2000-2002 Long-Term Incentive Compensation Plan (1)

          10.8*     WellChoice, Inc. Long-Term Incentive Compensation Plan (1)

          10.9* Letter Agreement, dated July 21, 2000, between Empire HealthChoice, Inc. and Kenneth Klepper

          10.10     Form of Blue Cross License Agreement (1)

          10.11     Form of Blue Shield License Agreement (1)

          10.12 (+   Master Services Agreement, dated June 1, 2002, between
                    Empire HealthChoice, Inc. and International Business Machines Corporation (1)

          10.13 Software License and Support Agreement, dated June 1, 2002, between Empire HealthChoice, Inc. and International Business Machines Corporation (1)

          10.14 Agreement of Lease, dated January 17, 2002, between Forest City Myrtle Associates, LLC as Landlord and Empire HealthChoice, Inc. d/b/a/ Blue Cross Blue Shield as Tenant
                    (1)

          10.15     Credit and Guaranty Agreement, dated as of October 17, 2002
                    (1)

          10.16 Form of Empire Blue Cross Blue Shield License Addendum to Blue Cross and Blue Shield License Agreements (1)

          10.17     Form of Amendment No. 1 to Credit and Guaranty Agreement (1)

          10.18* Change in Control Retention Agreement, dated December 18, 2002, between WellChoice, Inc. and Michael A. Stocker, M.D.
                    (3)

          10.19* Change in Control Retention Agreement dated December 23, 2002, between WellChoice, Inc. and Kenneth O. Klepper (3)

          10.20* Change in Control Retention Agreement, dated December 23, 2002, between WellChoice, Inc. and John Remshard (3)

          10.21* Change in Control Retention Agreement, dated December 23, 2002, between WellChoice, Inc. and Gloria M. McCarthy (3)

          10.22* WellChoice, Inc. Annual Executive Incentive Compensation Plan - 2003 Plan Description.+

          10.23* Separation Agreement and General Release, dated January 3, 2003, between WellChoice, Inc. and David B. Snow, Jr.+

          21        Subsidiaries of the Registrant.+

          24        Power of Attorney+

          99.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002+

          99.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002+

         ___________

          +         Filed herewith.

         ( +  )     Omits information for which confidential treatment has been granted.

          *         Management contracts, compensatory plans or arrangements.

          (1) Previously filed as the same numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-99051) and incorporated herein by reference thereto.

          (2) Previously filed as the same numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference thereto.

          (3) Previously filed as the same numbered exhibit to the Registrant's Current Report on Form 8-K filed January 21, 2003 and incorporated herein by reference thereto.