Form 10-Q
period 2003-03-31
WELLCHOICE INC
filed 2003-04-25
CIK 1184702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2003

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-31513

WELLCHOICE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	71-0901607
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

11 WEST 42ND STREET NEW YORK, NEW YORK	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 476-7800

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 83,490,477 shares of common stock, $0.01 par value, and one share of Class B common stock, $0.01 par value per share, as of April 24, 2003.

WellChoice, Inc and Subsidiaries

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002
	(Unaudited)
	(In thousands)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: $1,029,483 and $846,617)	$1,042,007	$863,290
Marketable equity securities, at fair value (cost: $47,022 and $47,022)	44,409	44,548
Short-term investments	183,950	359,490
Other long-term equity investments	29,494	28,220

Total investments	1,299,860	1,295,548
Cash and cash equivalents	610,818	487,431

Total investments and cash and cash equivalents	1,910,678	1,782,979

Receivables:
Billed premiums, net	113,593	111,082
Accrued premiums	254,722	247,729
Other amounts due from customers, net	72,542	94,475
Notes receivable, net	12,138	12,059
Accrued investment income	7,288	9,829
Miscellaneous, net	49,976	70,768

Total receivables	510,259	545,942

Property, equipment and information systems, net of accumulated depreciation	98,858	100,790
Prepaid pension expense	46,452	45,209
Deferred taxes, net	271,396	268,948
Other	31,481	33,587

Total assets	$2,869,124	$2,777,455

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002
	(Unaudited)
	(In thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Unpaid claims and claims adjustment expense	$579,499	$559,924
Unearned premium income	105,828	127,503
Managed cash overdrafts	149,330	170,270
Accounts payable and accrued expenses	118,659	111,842
Advance deposits	157,525	137,762
Group and other contract liabilities	148,202	112,870
Postretirement benefits other than pensions	144,357	143,736
Obligations under capital lease	46,912	47,700
Other	137,519	129,586

Total liabilities	1,587,831	1,541,193

Stockholders’ equity:
Common stock, $0.01 par value, 225,000,000 shares authorized; 83,490,477 shares issued and outstanding	835	835
Class B common stock, $0.01 per share value, one share authorized; one share issued and outstanding	—	—
Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	1,255,566	1,255,566
Retained earnings (deficit)	9,199	(38,542)
Accumulated other comprehensive income	15,693	18,403

Total stockholders’ equity	1,281,293	1,236,262

Total liabilities and stockholders’ equity	$2,869,124	$2,777,455

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31
	2003	2002
	(In thousands, except share and per share date)
Revenue:
Premiums earned	$1,166,541	$1,155,907
Administrative service fees	108,924	94,648
Investment income, net	13,355	16,576
Net realized investment gains (losses)	3,114	(58)
Other income, net	144	13,027

Total revenue	1,292,078	1,280,100

Expenses:
Cost of benefits provided	999,253	1,008,399
Administrative expenses	209,842	191,684
Conversion and IPO expenses	—	313

Total expenses	1,209,095	1,200,396

Income from continuing operations before income taxes	82,983	79,704
Income tax expense	35,242	23

Income from continuing operations	47,741	79,681
Loss from discontinued operations, net of taxes of $0	—	1,050

Net income	$47,741	$78,631

Basic and diluted net income per common share	$0.57
Shares used to compute net income per common share, based on weighted average shares outstanding January 1, 2003 to March 31, 2003	83,490,478

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31
	2003	2002
	(In thousands)
Cash flows from operating activities
Net income	$47,741	$78,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,041	7,751
Net realized (gain) loss on sales of investments	(3,114)	58
Credit for doubtful accounts	(182)	(283)
Accretion of discount, net	207	(1,311)
Equity in earnings of other long-term equity investments	(773)	(224)
Deferred income tax benefit	(988)	(14,354)
Other	(1,243)	(988)
Changes in assets and liabilities:
Billed and accrued premiums receivables	(8,938)	3,673
Other customer receivable	21,224	474
Notes receivable	(79)	(371)
Accrued investment income	2,541	(2,622)
Insurance proceeds receivable	—	14,055
Miscellaneous receivables	5,668	3,071
Other assets	2,106	(12,910)
Unpaid claims and claims adjustment expenses	19,575	28,240
Unearned premium income	(21,676)	(30,390)
Managed cash overdrafts	(20,939)	(4,040)
Accounts payable and accrued expenses	13,526	(20,778)
Advance deposits	19,763	(46,406)
Group and other contract liabilities	35,333	14,451
Postretirement benefits other than pensions	621	1,756
Other liabilities	5,904	18,883

Net cash provided by operating activities	125,318	36,366

Cash flows from investment activities
Purchases of property, equipment and information systems	(7,326)	(8,623)
Proceeds from sale of property, equity and information systems	217	—
Purchases of available for sale investments	(503,162)	(406,143)
Proceeds from sales and maturities of available for sale investments	509,128	298,767

Net cash used in investing activities	(1,143)	(115,999)

Cash flows from financing activities
Decrease in capital lease obligations	(788)	(566)

Net cash used in financing activities	(788)	(566)

Net change in cash and cash equivalents	123,387	(80,199)
Cash and cash equivalents at beginning of period	487,431	408,588

Cash and cash equivalents at end of period	$610,818	$328,389

Supplemental disclosure:
Income taxes paid	$9,522	$22,008

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

1. For-Profit Conversion and Initial Public Offering

On November 7, 2002, Empire HealthChoice, Inc. (“HealthChoice”) converted from a not-for-profit health service corporation to a for-profit accident and health insurer under the New York insurance laws and the converted HealthChoice issued all of its authorized capital stock to the New York Public Asset Fund (the “Fund”) and The New York Charitable Asset Foundation (the “Foundation”). The Fund and the Foundation then received their respective shares of WellChoice, Inc. (“WellChoice”) common stock in exchange for the transfer of all the outstanding shares of HealthChoice to a wholly-owned subsidiary of WellChoice. WellChoice was formed in August 2002 as a Delaware corporation to be the for-profit parent holding company for HealthChoice and subsidiaries (collectively, the “Company”) after the conversion. Pursuant to the plan of conversion, WellChoice issued 82,300,000 shares to the Fund and the Foundation and completed an initial public offering of 19,199,000 shares of common stock, consisting of 18,008,523 shares that were sold by the Fund and Foundation and 1,190,477 newly issued shares of common stock sold by WellChoice. After deducting the underwriting discount, net proceeds to WellChoice were approximately $27,990.

The conversion was accounted for as a reorganization using the historical carrying values of the HealthChoice’s assets and liabilities. Immediately following the conversion, HealthChoice’s unassigned reserves were reclassified to par value of common stock and additional paid-capital. Concurrently, HealthChoice became a wholly-owned subsidiary of WellChoice. The costs of the conversion were recognized as an expense.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes thereto included in the WellChoice’s Annual Report on Form 10-K (File No. 001-31513), filed with the SEC for the fiscal year ended December 31, 2002.

The changes in the value of securities included in other comprehensive income include unrealized losses of $877 and $10,143 for the three months ended March 31, 2003 and 2002, respectively, reduced by the tax effects of $473 and $5,321 for the three months ended March 31, 2003 and 2002, respectively, and reclassification adjustments for realized gains (losses) of $1,833 and ($38) for the three months ended March 31, 2003 and 2002, respectively, increased (decreased) by the tax effects of $988 and ($20) for the three months ended March 31, 2003 and 2002, respectively.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

2. Basis of Presentation (continued)

For the three-month periods ended March 31, 2003 and 2002, the Company’s total comprehensive income was $45,031 and $68,525, respectively

3. Income Taxes

WellChoice and its subsidiaries file a consolidated federal income tax return. WellChoice currently has a tax sharing agreement in place with all of its subsidiaries. In accordance with the Company’s tax sharing agreement, the Company’s subsidiaries pay federal income taxes to WellChoice based on a separate company calculation.

The significant components of the provision for income tax expense (benefit) are as follows:

	Three months ended March 31
	2003	2002
Current tax expense	$19,598	$16,227
Deferred tax expense (benefit)	15,644	(16,204)

Income tax expense	$35,242	$23

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax is as follows:

	Three months ended March 31
	2003	2002
Income tax at prevailing corporate tax rate applied to pre-tax income	$29,044	$27,529
Increase (decrease):
IRC Sec. 833(b) special deduction	—	(25,683)
Change in valuation reserve	—	(2,226)
State and local taxes, net of federal income tax benefit	6,848	403
Other	(650)	—

Income tax expense	$35,242	$23

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

3. Income Taxes (continued)

At March 31, 2002 HealthChoice maintained a valuation allowance on its regular tax net operating loss carryforwards and certain other temporary differences due to uncertainty in its ability to utilize these assets within an appropriate period. The use of these assets was largely dependent on the conversion and future positive taxable income. Because the approval of HealthChoice’s plan of conversion by the New York State Insurance Department removed the uncertainty of the conversion, the Company concluded in the third quarter of 2002 that the valuation allowance related to these assets was no longer necessary.

Because HealthChoice converted to a for-profit insurer in 2002, the Company’s deferred tax assets at March 31, 2003 include temporary differences related to Empire HealthChoice Assurance’s liability for state and local taxes.

Prior to January 1, 1987, HealthChoice was exempt from federal income taxes. With the enactment of the Tax Reform Act of 1986, HealthChoice, and all other Blue Cross and Blue Shield plans, became subject to federal income tax. Among other provisions of the Internal Revenue Code, these plans were granted a special deduction (the “833(b) deduction”) for regular tax calculation purposes.

The 833(b) deduction is calculated as the excess of 25% of the incurred claim and claim adjustment expenses for the tax year over adjusted surplus, as defined, limited to taxable income. The amount of 833(b) deductions utilized in each tax year is accumulated in an adjusted surplus balance. Once the cumulative adjusted surplus balance exceeds the 833(b) deduction for the current taxable year, the deduction is eliminated. As a result of the 833(b) deduction, HealthChoice has incurred no regular tax liability, but in profitable years, has paid taxes at the alternative minimum tax rate of 20%.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

3. Income Taxes (continued)

During the fourth quarter of 2002, the Company reevaluated its tax position for financial statement purposes related to HealthChoice’s ability to utilize the Section 833(b) deduction and determined that when HealthChoice converted to a for-profit entity, its ability to utilize the Section 833(b) deduction was uncertain. No authority directly addresses whether a conversion transaction will render the 833(b) deduction unavailable. The Company is aware, however, that the IRS has taken the position related to other Blue Cross Blue Shield plans that a conversion could result in the inability of a Blue Cross Blue Shield plan to utilize the 833(b) deduction. In light of the absence of governing authority, while the Company continues to take the deduction on its tax returns after the conversion, the Company has assumed, for financial statement reporting purposes, that the deduction will be disallowed. Accordingly, the Company’s income tax provision for the quarter ended March 31, 2003 assumes the utilization of approximately $14,000 regular operating loss carryforwards for financial reporting purposes in excess of those utilized for tax purposes.

The Company’s regular tax loss carryforwards for income tax purposes of $275,000 expire between the years 2003 and 2022. For financial reporting purposes, the Company’s regular net operating loss carryforwards are $261,000. The Company’s alternative minimum tax credit carryforward of $144,000 has no expiration date.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

4. Restructuring

During the second quarter of 2002, in connection with the Company’s Information Technology outsourcing agreement with IBM, the Company began the implementation of a restructuring plan relating to its information technology personnel. Certain employees were involuntarily terminated in accordance with a plan of termination, certain employees were retained by the Company and certain employees were transitioned to IBM. Severance and other costs accrued at June 30, 2002 relating to the plan of termination were $5,351. Payments related to these costs of approximately $2,121 were made through March 31, 2003. To help retain its employees and to help IBM retain its newly transitioned employees, the Company offered stay bonuses for these individuals. The estimated maximum cost of these bonuses assuming all individuals remain with the Company or IBM through the required dates, which range from 2003 to 2004, is approximately $8,518. At March 31, 2003, approximately $5,526 was accrued for these bonuses. The Company will recognize the cost of these stay bonuses in future periods as these employees provide service.

In November 2002, as part of the Company’s continuing focus on increasing overall productivity, and in part as a result of the implementation of the technology outsourcing strategy, the Company continued streamlining certain operations and adopted a plan to terminate approximately 500 employees across all segments of its business. Severance and other costs of $13,715 were accrued relating to the plan. Through March 31, 2003, payments related to these costs of $4,966 were made.

5. Contingencies

The Company is subject to a number of lawsuits, investigations and claims, some of which are class actions arising out of the conduct of its business. The Company believes that it has meritorious defenses in all of these matters and intends to vigorously defend its respective positions. The outcome of these matters is not currently predictable and the damages, if any, are also uncertain. The Company is also involved in and is subject to numerous claims, contractual disputes and uncertainties in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

6. Segment Information

WellChoice has two reportable segments: commercial managed care and other insurance products and services. The commercial managed care segment includes group preferred provider organization, or PPO, health maintenance organization, or HMO (including Medicare+Choice), exclusive provider organization, or EPO, and other products (principally dental only coverage) as well as the Company’s New York City and New York State PPO business. The New York City and New York State PPO business accounts for approximately 29% of the Company’s earned premium for the three months ended March 31, 2003. The other insurance products and services segment consists of the Company’s traditional indemnity products, Medicare supplemental, individual hospital only, state sponsored individual plans, government mandated individual plans and government contracts with CMS to act as a fiscal intermediary for Medicare Part A program beneficiaries and as a carrier for Medicare Part B program beneficiaries.

The reportable segments follow the Company’s method of internal reporting by products and services. Administrative expenses, investment income and other income, but not assets, are allocated to the segments. There are no intersegment sales or expenses.

	Commercial Managed Care	Other Insurance Products and Services	Total
Three months ended March 31, 2003
Revenues from external customers	$1,028,563	$246,902	$1,275,465
Investment income and net realized gains	13,500	2,969	16,469
Other revenue	119	25	144
Income from continuing operations before income tax expense	78,649	4,334	82,983

Three months ended March 31, 2002
Revenues from external customers	$957,456	$293,099	$1,250,555
Investment income and net realized gains	12,889	3,629	16,518
Other revenue	10,248	2,779	13,027
Income from continuing operations before income tax expense	69,417	10,287	79,704

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

6. Segment Information (continued)

The following table presents our revenue from external customers by products and services:

	Three months ended March 31
	2003	2002
Revenues from external customers:
Commercial managed care
Premiums earned:
PPO	$588,908	$579,615
HMO	294,203	275,347
EPO	77,057	54,028
Other	1,091	341
Administrative service fees	67,304	48,125

Total commercial managed care	1,028,563	957,456

Other insurance products and services:
Premiums earned:
Indemnity	83,298	117,910
Individual	121,984	128,666
Administrative service fees	41,620	46,523

Total other insurance products and services	246,902	293,099

Total revenues from external customers	$1,275,465	$1,250,555

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of

WellChoice, Inc.

We have reviewed the accompanying consolidated balance sheet of WellChoice, Inc. and subsidiaries (the “Company”) as of March 31, 2003, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2003, we expressed an unqualified opinion on those financial statements. In our opinion the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/    ERNST & YOUNG LLP

New York, New York

April 11, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of WellChoice, Inc. and its subsidiaries (collectively, the “Company”) for the three months ended March 31, 2003 and 2002. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

The statements contained in this discussion include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, or the PSLRA. When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Commission, in our press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases “believes,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

The discussion of risks described in “Item 1 – Business” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2002 and the following discussion contain certain cautionary statements regarding our business that investors and others should consider. These discussions are intended to take advantage of the “safe harbor” provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, in making these cautionary statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or operating results, and are not undertaking to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected our past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed in our communications.

Overview

We are the largest health insurance company in the State of New York based on total preferred provider organization, or PPO, and health maintenance organization, or HMO, membership, which includes members under our insured and administrative services only, or self-funded, plans. We offer managed care and traditional indemnity products to over 4.8 million members. We have licenses with the Blue Cross Blue Shield Association which entitle us to the exclusive use of the Blue Cross and Blue Shield names and marks in ten counties in the New York City metropolitan area and in six counties in upstate New York, the non-exclusive right to use the Blue Cross and Blue Shield names and marks in one upstate New York county, the exclusive right to only the Blue Cross name and mark in seven upstate New York counties and the non-exclusive right to only the Blue Cross name in four upstate New York counties. We market our products and services using these names and marks in our New York service areas. We also market our managed care products in 16 counties in New Jersey under the WellChoice brand.

We offer our products and services to a broad range of customers, including large groups of more than 500 employees; middle market groups, ranging from 51 to 500 employees; small groups, ranging from two to 50 employees and individuals. Over one million of our members are covered through our national accounts, which include Fortune 500 companies.

Our revenue primarily consists of premiums earned and administrative service fees derived from the sale of managed care and traditional indemnity health benefits products to employer groups and individuals. Premiums are derived from insured contracts and administrative service fees are derived from self-funded contracts, under which we provide a range of customer services, including claims administration and billing and membership services. Revenue also includes administrative service fees earned under the BlueCard program for providing members covered by other Blue Cross and Blue Shield plans access to our network providers, reimbursements under our government contracts with the Centers for Medicare and Medicaid Services, or CMS, to act as a fiscal intermediary for Medicare Part A program beneficiaries and a carrier for Medicare Part B program beneficiaries, and investment income.

Our cost of benefits provided expense consists primarily of claims paid and claims in process and pending to physicians, hospitals and other healthcare providers and includes an estimate of amounts incurred but not yet reported. Administrative expenses consist primarily of compensation expenses, commission payments to brokers and other general business expenses.

We report our operating results as two business segments: commercial managed care and other insurance products and services. Our commercial managed care segment accounted for 84.7% of our membership as of March 31, 2003. Our commercial managed care segment includes group PPO, HMO (including Medicare+Choice), EPO, and other products (principally dental-only coverage) as well as our PPO business under our accounts with New York City and New York State. Our other insurance products and services segment consists of our indemnity and individual products. Our indemnity products include traditional indemnity products and government contracts with CMS to act as a fiscal intermediary and carrier. Our individual products include Medicare supplemental, state sponsored plans, government mandated individual plans and individual hospital-only. We allocate administrative expenses, investment income and other income, but not assets, to our segments. Except when otherwise specifically stated or where the context requires, all references in this document to our membership include both our insured and self-funded membership. Our New York City and New York State account members are covered under insured plans.

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

The Conversion

The conversion of “HealthChoice,” our principal insurance subsidiary to for-profit status, which we completed in November 2002 and resulted in WellChoice becoming the publicly-traded parent company for that subsidiary and our other operating subsidiaries, has been accounted for as a reorganization using the historical carrying values of HealthChoice’s assets and liabilities. Immediately following the conversion, HealthChoice’s unassigned reserves were reclassified to par value of common stock and additional paid-capital. The costs of the conversion were recognized as an expense when incurred. We started incurring conversion-related expenses in 1998 when HealthChoice first began paying fees and expenses of advisors to the New York State Superintendent of Insurance, or Superintendent, in connection with the New York State Department of Insurance’s consideration of our original draft plan of conversion. From inception of the conversion process through completion in November 2002, we incurred conversion and offering expenses of $23.9 million.

Additional State and Local Taxes

As a result of the conversion, we became a for-profit entity and are subject to New York state and local taxes that we were not previously required to pay. These include premium taxes on most non-HMO insured business and sales and use taxes (which are recorded as administrative expenses), as well as state and local income taxes.

Selected Membership Data and Results of Operations

The following table sets forth selected membership data as of the dates set forth below:

	March 31,
(members in thousands)	2003	2002
Products and services:
Commercial managed care:
Group PPO, HMO, EPO and other(1)(2)	2,280	1,908
New York City and New York State PPO	1,803	1,780

Total commercial managed care	4,083	3,688

Other insurance products and services:
Indemnity	505	781
Individual	232	259

Total other insurance products and services	737	1,040

Overall total	4,820	4,728

Customers:
Large group	2,919	2,913
Small group and middle market	410	400
Individuals	284	317
National accounts	1,207	1,098

Overall total	4,820	4,728

Funding type:
Commercial managed care:
Insured	2,623	2,629
Self-funded	1,460	1,059

Total commercial managed care	4,083	3,688

Other insurance products and services:
Insured	449	678
Self-funded	288	362

Total other insurance products and services	737	1,040

Overall total	4,820	4,728

(1)	Our HMO product includes Medicare+Choice. As of March 31, 2003 and 2002, we had approximately 53,000, and 58,000 members, respectively, enrolled in Medicare+Choice.
(2)	“Other” principally consists of our members enrolled in dental only coverage.

As of March 31, 2003, total enrollment was 4.8 million members, of which, commercial managed care enrollment was 4.1 million members or 84.7% of total enrollment. Total enrollment and commercial managed care enrollment increased 1.9% and 10.7%, respectively, from March 31, 2002 to March 31, 2003. Our enrollment growth of 19.5%, or 372,000 members, in group PPO, HMO, EPO and other was a combination of new membership in national customer accounts in our PPO and EPO products and the migration of members enrolled in our indemnity products to our commercial managed care products. Enrollment in other insurance products and services declined 29.1% or approximately 303,000 members to approximately 0.7 million members due, in part, to the continued migration of members to commercial managed care products. The migration of fully-insured business to self-funded business as well as new self-funded business resulted in a 7.1% decrease in fully-insured business and a 23.0% increase in self-funded business. The migration to self-funded business is most noticeable in large group PPO and indemnity products. New self-funded national account business accounted for 139,000 new members.

As of March 31, 2003, our New York State account covered approximately 990,000 members, or 20.5% of our total membership and 24.2% of our commercial managed care membership, and our New York City account covered approximately 813,000 members, or 16.9% of our total membership and 19.9% of our commercial managed care membership. The pricing of our products provided to New York State and New York City historically have been renegotiated annually. Effective January 1, 2003, we agreed to new pricing with New York State covering a three-year period through December 31, 2005, though both parties retain the right to terminate the contract on six months’ notice. The New York City account is currently under renegotiation based upon a competitive bid process that is open to us and to third parties and involves renegotiation with respect to rates. The contract awarded to the winner of this competitive bid process is expected to commence July 1, 2003. We had rates in place through December 31, 2002 with respect to our PPO product with the New York City account and recently agreed to new rates for the first six months of 2003. The loss of one or both of the New York City and New York State accounts would result in reduced membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

The following table sets forth results of operations for each of our segments for the periods set forth below:

	Three months ended March 31,
	2003	2002
	($ in millions)
Commercial Managed Care:
Total revenue	$1,042.2	$980.6
Income from continuing operations before income tax expense	$78.7	$69.4
Medical loss ratio (1):
Commercial managed care total	85.4%	87.3%
Commercial managed care, excluding New York City and New York State PPO(2)	82.0%	83.5%
Administrative expense ratio (3)	13.9%	12.3%
Administrative expense ratio – premium equivalent basis (4)	9.4%	9.0%

Other Insurance Products and Services:
Total revenue	$249.9	$299.5
Income from continuing operations before income tax expense	$4.3	$10.3
Medical loss ratio (1)	86.9%	87.1%
Administrative expense ratio (3)	27.2%	25.4%
Administrative expense ratio – premium equivalent basis (4)	17.2%	16.1%

(1)	Medical loss ratio represents cost of benefits provided as a percentage of premiums earned.
(2)	We present commercial managed care medical loss ratio excluding New York City and New York State PPO because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums relative to administrative expense and are retrospectively rated with a guaranteed administrative service fee. The size of these accounts distorts our performance when the total medical loss ratios are presented and are therefore excluded to allow for a comparison among other companies.
(3)	Administrative expense ratio represents administrative and conversion and IPO expenses as a percentage of premiums earned and administrative service fees.
(4)	Premium equivalents are obtained by adding to our administrative service fees the amount of paid claims attributable to our self-funded health business pursuant to which we provide a range of customer services, including claims administration and billing and membership services. Paid claims attributable to our self-funded commercial managed care business was $496.4 million and $347.9 million for the three months ended March 31, 2003 and 2002, respectively. Paid claims attributable to our self-funded other insurance products and services business was $142.7 million and $169.3 million for the three months ended March 31, 2003 and 2002, respectively. Administrative expense ratio—premium equivalent basis is determined by dividing administrative and conversion and IPO expenses by premium equivalents plus premiums earned for the relevant periods. We present the administrative expense ratio on a premium equivalent basis because that ratio enables us to measure administrative expenses relative to the entire volume of insured and self-funded business serviced by us and is commonly used in the health insurance industry and by investors to compare operating efficiency among companies.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Total revenue increased 0.9%, or $12.0 million, to $1,292.1 million for the three months ended March 31, 2003, from $1,280.1 million for the three months ended March 31, 2002 primarily due to an increase in premium and administrative service fee revenue, offset by a decrease in other income.

Premium revenue increased $10.7 million, or 0.9%, to $1,166.6 million for the three months ended March 31, 2003, from $1,155.9 million for the three months ended March 31, 2002. The increase in premium revenue was primarily due to growth in our commercial managed care segment. Commercial managed care premium revenue was $961.3 million for the three months ended March 31, 2003, a 5.7% increase compared to the three months ended March 31, 2002. The increase in commercial managed care premium revenue was attributable to rate increases, particularly in our HMO, PPO and EPO products, and membership growth in our large group EPO. Premium revenue growth was partially offset by the anticipated decline in our other insurance products and services enrollment and the migration of insured large group PPO and indemnity contracts to self-funded contracts. On a per member per month, or PMPM basis, premium for the three months ended March 31, 2003 increased 8.2%, to $130.13, from $120.32 for the three months ended March 31, 2002. Commercial managed care PMPM premium increased to $124.40 for the three months ended March 31, 2003, from $118.10 for the three months ended March 31, 2002. Excluding the New York City and New York State PPO, commercial managed care PMPM premium increased to $268.06 for the three months ended March 31, 2003, compared to $242.56 for the three months ended March 31, 2002.

Administrative service fee revenue increased 15.1%, or $14.3 million, to $108.9 million for the three months ended March 31, 2003, from $94.6 million for the three months ended March 31, 2002. The increase was primarily due to growth in self-funded commercial managed care membership and increased BlueCard fees. Approximately $12.7 million of the increase was driven by the migration of approximately 191,000 insured large group indemnity contracts to self-funded contracts and approximately 139,000 members from new national account customers, offset in part by a 20.4% decrease in self-funded indemnity membership. Total BlueCard fees increased 16.5% or $1.6 million, to $11.3 million for the three months ended March 31, 2003, from $9.7 million for the three months ended March 31, 2002 due to an increase in transaction volume.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income, decreased 19.3%, or $3.2 million, to $13.4 million for the three months ended March 31, 2003, from $16.6 million for the three months ended March 31, 2002 due to lower interest rates. Net realized gains of $3.1 million for the three months ended March 31, 2003 was primarily the result of net gains on government and corporate bond sales. There were no investment transactions that resulted in significant gains or losses for the three months ended March 31, 2002.

Other income, net of $0.1 million for the three months ended March 31, 2003, decreased $12.9 million from $13.0 million for the three months ended March 31, 2002, due to non–recurring transactions during 2002. These transactions for the three months ended March 31, 2002 included a gain of $8.0 million resulting from insurance settlements in excess of estimated recoveries recorded as of December 31, 2001 for property and equipment lost at our World Trade Center headquarters, $2.2 million related to the recovery of amounts previously recorded against net income and interest received on outstanding hospital advances previously considered uncollectible of $1.9 million.

Total cost of benefits provided decreased 0.9%, or $9.1 million, to $999.3 million for the three months ended March 31, 2003, from $1,008.4 million for the three months ended March 31, 2002, This reflects a 6.7% decline in member months due to the migration of membership from fully-insured to self-funded contracts, offset by a 6.2% increase in costs of benefits provided on a PMPM basis. The increase in benefit costs was due to increases in unit costs for medical, drug and facility claims as well as increases in utilization for facility claims. Overall, benefit expense on a PMPM basis for the three months ended March 31, 2003 increased to $111.47, from $104.97 for the three months ended March 31, 2002. Commercial managed care PMPM benefit expense increased 3.1% to $106.24 for the three months ended March 31, 2003, from $103.06 for the three months ended March 31, 2002. Costs of benefits provided in our other insurance products and services segment for the three months ended March 31, 2003 increased 27.9%, on a PMPM basis, to $144.11 from $112.64 for the three months ended March 31, 2002. This reflects the impact of the migration of certain low-cost indemnity plans to self-funded arrangements. Excluding these plans, benefit costs would have increased 7.7% from $142.06 for the three months ended March 31, 2002 to $153.02 for the three months ended March 31, 2003. Cost of benefits provided for the three months ended March 31, 2003 and 2002 included $11.7 million and $17.7 million, respectively, of favorable prior period reserve development on the prospectively rated business.

The total medical loss ratio decreased to 85.7% for the three months ended March 31, 2003, from 87.2% for the three months ended March 31, 2002, resulting from a 6.2% increase in PMPM benefit expense, offset by an 8.2% increase in average premium yield, which is the change in PMPM premium. The medical loss ratio in our commercial managed care segment decreased to 85.4% for the three months ended March 31, 2003, from 87.3% for the three months ended March 31, 2002. Excluding the New York City and New York State PPO accounts (see note 2 to the table on page 21 of this report), the medical loss ratio in our commercial managed care segment decreased to 82.0% for the three months ended March 31, 2003, from 83.5% for the three months ended March 31, 2002, reflecting a 8.5% increase in PMPM benefit expense, offset by a 10.5% increase in PMPM premiums. The medical loss ratio for other insurance products and services decreased to 86.9% for the three months ended March 31, 2003, from 87.1% for the three months ended March 31, 2002, reflecting premium yield improvements outpacing benefit cost increases.

Administrative expenses increased 9.4%, or $18.1 million, to $209.8 million for the three months ended March 31, 2003, from $191.7 million for the three months year ended March 31, 2002. This increase was primarily attributable to increased professional fees of $11.8 million and employee-related transition expenses of $3.1 million relating to the IBM outsourcing agreement, increased premium and sales and use taxes of $9.8 million as a result of the for-profit conversion and increased corporate insurance policy expense of $3.1 million, offset in part by a decrease in compensation expense of approximately $10.5 million.

During 2003, we plan to transition from several leased properties, which temporarily replaced our World Trade Center office, to a long-term leased facility. During the transition period (June through December 2003), we will incur rent expense for both our temporary leased facilities and our long-term leased facility. As a result, we will incur approximately $9.8 million in incremental rent costs in 2003. In addition, in 2003 we estimate that we will incur $1.1 million and $7.5 million in depreciation and start-up costs, respectively, related to our long-term leased facility.

Income from continuing operations before income taxes increased 4.1%, or $3.3 million, to $83.0 million for the three months ended March 31, 2003, from $79.7 million for the three months ended March 31, 2002. This improvement was primarily driven by increased self-funded commercial managed care membership and improved underwriting performance. The income tax expense of $35.3 million reduced income from continuing operations and net income to $47.7 million for the three months ended March 31,

2003. Taking into account our loss from discontinued operations during 2002, our net income for the three months ended March 31, 2002 was $78.6 million.

Liquidity and Capital Resources

WellChoice is a holding company and depends on its subsidiaries for cash and working capital to pay expenses. WellChoice receives cash from its subsidiaries from administrative and management service fees, as well as tax sharing payments and dividends. On November 7, 2002, the New York State Superintendent of Insurance approved the payment of a dividend to WellChoice from its subsidiary, Empire HealthChoice, Inc., in the amount of $225.0 million, which was paid on November 8, 2002. This dividend has been accounted for as an equity transfer from a subsidiary to the parent of a consolidated group. On November 20, 2002, we received net proceeds of approximately $28.0 million, after deducting the underwriting discount from the exercise of the underwriters’ over-allotment option in our initial public offering. We used these proceeds from the exercise of the over-allotment option to pay offering and conversion expenses and for general corporate purposes.

Our subsidiaries’ primary source of cash is from premiums and fees received and investment income. The primary uses of cash include healthcare benefit expenses, brokers’ and agents’ commissions and administrative expenses. We generally receive premium revenues in advance of anticipated claims for related healthcare services.

Our investment policies are designed to provide liquidity to meet anticipated payment obligations and to preserve principal. We believe the composition of our marketable investment portfolio is conservative, consisting primarily of high-rated, fixed income securities with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio is comprised of U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. The average credit rating of our fixed income portfolio as of March 31, 2003 was “AA.” A portion of the fixed income portfolio is designated as short-term and is intended to cover near-term cash flow needs. Our marketable equity portfolio as of March 31, 2003 consisted of an investment in a mutual fund indexed to the S&P 500, our common stock investment in WebMD and our investment in non-redeemable preferred stock of several companies. As of March 31, 2003 and December 31, 2002, our marketable equity portfolio was 3.5% of the total marketable investment portfolio.

On October 17, 2002, we entered into a credit and guaranty agreement, effective as of November 7, 2002, with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which will provide us with a credit facility. We are able to borrow under the credit facility for general working capital purposes. The total outstanding amounts under the credit facility cannot exceed $100.0 million. The facility has a term of 364 days, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at our option, at The Bank of New York’s prime commercial rate (or, if greater, 0.50% plus the federal funds rate) as in effect from time to time plus a margin of between zero and 1.0%, or LIBOR plus a margin of between 1.125% and 2.250%, with the applicable margin to be determined based on our financial strength rating. As of March 31, 2003, there were no funds drawn against this line of credit.

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

Three months ended March 31, 2003 compared to three months ended Mach 31, 2002

Cash from operating activities increased $88.9 million to $125.3 million for the three months ended March 31, 2003, from $36.4 million for the three months ended March 31, 2002. The increase in cash from operating activities is principally due to a $19.8 million increase in advanced premium held related to our New York State account compared to a $56.9 million return of advanced premium in March 2002, decreased self-funded customer receivable balances of $20.7 million due to the timing of customer cash receipts, increased group and other contract liabilities of $20.8 million and a $5.5 million decrease in taxes paid. These increases were partially offset by $25.0 million in World Trade Center insurance proceeds received during the first quarter of 2002.

Net cash used in investing activities decreased $114.9 million, to $1.1 million for the three months ended March 31, 2003, from $116.0 million for the three months ended March 31, 2003. The decrease is due to sales of investments exceeding purchases principally because of agency bonds in our investment portfolio being called due to declining interest rates. Cash received for these bonds was reinvested in cash equivalents.

Net cash used in financing activities of $0.8 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively, reflects payments for capital lease obligations.

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

Interest Rate Risk

Interest rate risk is defined as the potential for economic losses on fixed-rate securities due to an adverse change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and policyholders’ surplus. Further, we do not engage in the use of derivatives to manage interest rate risk. A hypothetical increase in interest rates of 100 basis points would result in an estimated decrease in the fair value of the fixed income portfolio at March 31, 2003 of approximately $42.7 million.

Credit Quality Risk

Credit quality risk is defined as the risk of a credit downgrade to an individual fixed income security and the potential loss attributable to that downgrade. We manage this risk through our investment policy, which establishes credit quality limitations on the overall portfolio as well as dollar limits for individual issuers. The result is a well-diversified portfolio of fixed income securities, with an average credit rating of approximately “AA.”

Equity Price Risk

Equity price risk for stocks is defined as the potential for economic losses due to an adverse change in equity prices. Equity risk exposure is managed through our investment in an indexed mutual fund. Specifically, we are invested in ML S&P 500 Index LLC, which is an S&P 500 index mutual fund, resulting in a well-diversified and liquid portfolio that replicates the risk and performance of the broad U.S. stock market. We also hold a direct common stock investment in WebMD and investments in non-redeemable preferred stock of several companies. Our investment in non-redeemable preferred stock is managed in conjunction with our fixed maturity portfolio. We estimate our equity price risk from a hypothetical 10% decline in the S&P 500 and the relative effect of that decline in the value of our marketable equity portfolio at March 31, 2003 to be a decrease in fair value of $2.9 million.

Fixed Income Securities

Our fixed income strategy is to construct and manage a high quality, diversified portfolio of securities. Additionally, our investment policy establishes minimum quality and diversification requirements resulting in an average credit rating of approximately “AA.” The average duration of our portfolio as of March 31, 2003 is 2.2 years.

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

Consumers Union of the U.S., Inc. et. al.    On August 21, 2002, Consumers Union of the U.S., Inc., the New York Statewide Senior Action Council and several other groups and individuals filed a lawsuit in New York Supreme Court against the State of New York, the New York State Superintendent of Insurance, or Superintendent, The New York Public Asset Fund, or the Fund, HealthChoice and its board of directors, among others, challenging the Conversion Legislation on several constitutional grounds, including that it impairs the plaintiffs’ contractual rights, it impairs the plaintiffs’ property rights without due process of law, and constitutes an unreasonable taking of property. In addition, the lawsuit alleges that HealthChoice has violated Section 510 of the New York Not-For-Profit Corporation Law and that the directors of HealthChoice breached their fiduciary duties, among other things, in approving the plan of conversion. The complaint seeks a permanent injunction against the conversion or portions thereof, including a redirection of the proceeds received from the sale of shares by our largest stockholder, the Fund, to uses that are charitable in nature.

By a motion dated September 20, 2002, we and the State defendants moved on several grounds to dismiss plaintiffs’ complaint in its entirety. In our motion, we argued first, that plaintiffs’ entire complaint should be dismissed because the issue of how best to use HealthChoice’s value to advance the public’s health and welfare raised by the complaint is a non-justiciable political question that is the sole province of the Legislature and beyond review by the courts. Second, we argued that plaintiffs’ constitutional claims based upon violations of the contracts, due process, and takings clauses should be dismissed because plaintiffs failed to allege a state action, a cognizable property or contractual right, or that the procedures pursuant to which any conversion would take place do not comport with due process safeguards. We argued further that plaintiffs’ state law claims should be dismissed because the Conversion Legislation supersedes any state provisions allegedly violated; plaintiffs failed to plead that our board of director’s decision to pursue the conversion constitutes a breach of fiduciary duty; plaintiffs did not plead all of the elements of constructive trust against any defendant; and plaintiffs’ allegation that the Conversion Legislation does not apply to HealthChoice is contradicted by the statute itself and by the decision of the Superintendent to approve the plan of conversion, which allegation plaintiffs seek to withdraw.

On November 6, 2002, pursuant to a motion filed by plaintiffs, the New York Supreme Court issued a temporary restraining order enjoining and restraining the transfer of the proceeds of the sale of common stock by the selling stockholders in our initial public offering to the Fund or The New York Charitable Asset Foundation or to the State or any of its agencies or instrumentalities. The court also ordered that such proceeds be deposited with the Comptroller of the State of New York pending the outcome of this action. The court did not enjoin WellChoice, HealthChoice or the other defendants from completing the conversion or the initial public offering or the receipt by WellChoice of the net proceeds from its issuance and sale of shares in the initial public offering. A court conference was held on November 26, 2002, at which time the motion to dismiss and the motion to convert the temporary restraining order into a preliminary injunction were deemed submitted. On March 6, 2003, the court delivered its decision dated February 28, 2003, in which it dismissed all of the plaintiffs’ claims in the complaint. The decision granted two of the plaintiffs, Consumers Union and one other group, leave to replead the complaint within 30 days of the decision to allege that the Conversion Legislation violates the State Constitution on the ground that it applies exclusively to HealthChoice. On April 1, 2003, the plaintiffs served an amended complaint, asserting the State constitutional claim as suggested in the court’s decision. On April 15, 2003, we moved to dismiss the amended complaint in its entirety, for failure to state a claim. Pending a further order of the court, the temporary restraining order remains in effect and the plaintiffs’ motion for a preliminary injunction is deferred.

Item 6.	Exhibits and Reports on Form 8-K.

(a)  The following exhibits to this Current Report on Form 8-K are not being filed but accompany this report:

Exhibit No.	Description

99.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)  Current Reports on Form 8-K.

(1)	On January 3, 2003, we filed with the Commission a Current Report on Form 8-K dated January 3, 2003, reporting under Item 5 thereof that David B. Snow, Jr. had resigned as President and Chief Operating Officer of the Company.

(2)	On January 21, 2003, we filed with the Commission a Current Report on Form 8-K dated January 21, 2003, reporting under Item 5 thereof that we had entered into change-in-control retention agreements with our senior management.

(3)	On February 18, 2003, we filed with the Commission a Current Report on Form 8-K dated February 14, 2003, reporting under Item 9 thereof our financial results for the quarter ended December 31, 2002 and for 2002 and furnishing as exhibits thereto our earnings press release dated February 13, 2003 and supplemental data relating to our membership.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2003	WELLCHOICE, INC. (Registrant)

	By:	/S/ JOHN W. REMSHARD
John W. Remshard Senior Vice President and Chief Financial Officer

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER’S CERTIFICATION

I, Michael A. Stocker, MD, Chief Executive Officer of WellChoice, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of WellChoice, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions based upon the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003	/S/ MICHAEL A. STOCKER, MD
Michael A. Stocker, MD Chief Executive Officer

CHIEF FINANCIAL OFFICER’S CERTIFICATION

I, John W. Remshard, Chief Financial Officer of WellChoice, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q on WellChoice, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions based upon the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003	/S/ JOHN W. REMSHARD
John W. Remshard Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
99.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002