Form 10-Q
period 2003-06-30
WELLCHOICE INC
filed 2003-07-25
CIK 1184702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2003

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 83,490,477 shares of common stock, $0.01 par value, and one share of Class B common stock, $0.01 par value per share, as of July 23, 2003.

WellChoice, Inc and Subsidiaries

INDEX TO FORM 10-Q

		Page
PART I FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at June 30, 2003 (Unaudited) and December 31, 2002	3

	Consolidated Statements of Income for the Three Months Ended June 30, 2003 and 2002 (Unaudited) and Six Months Ended June 30, 2003 (Unaudited) and 2002	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

	Report of Independent Accountants	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II OTHER INFORMATION		34

Item 1.	Legal Proceedings	34

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	36

Item 6.	Exhibits and Reports on Form 8-K	36

SIGNATURES		38

INDEX TO EXHIBITS		39

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: $930,772 and $846,617)	$952,325	$863,290
Marketable equity securities, at fair value (cost: $60,764 and $47,022)	63,339	44,548
Short-term investments	33,042	359,490
Other long-term equity investments	30,349	28,220

Total investments	1,079,055	1,295,548
Cash and cash equivalents	832,618	487,431

Total investments and cash and cash equivalents	1,911,673	1,782,979

Receivables:
Billed premiums, net	131,924	111,082
Accrued premiums	268,317	247,729
Other amounts due from customers, net	87,798	94,475
Notes receivable, net	12,163	12,059
Advances to hospitals, net	7,330	124
Accrued investment income	7,701	9,829
Miscellaneous, net	103,910	70,644

Total receivables	619,143	545,942

Property, equipment and information systems, net of accumulated depreciation	92,447	100,790
Prepaid pension expense	48,360	45,209
Deferred taxes, net	235,483	268,948
Other	38,971	33,587

Total assets	$2,946,077	$2,777,455

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Unpaid claims and claims adjustment expense	$598,348	$559,924
Unearned premium income	92,006	127,503
Managed cash overdrafts	170,843	170,270
Accounts payable and accrued expenses	103,049	111,842
Advance deposits	110,520	137,762
Group and other contract liabilities	157,929	112,870
Postretirement benefits other than pensions	144,500	143,736
Obligations under capital lease	46,152	47,700
Other	183,519	129,586

Total liabilities	1,606,866	1,541,193

Stockholders’ equity:
Class A common stock, $0.01 par value, 225,000,000 shares authorized; 83,490,477 shares issued and outstanding	835	835
Class B common stock, $0.01 per share value, one share authorized; one share issued and outstanding	—	—
Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	1,255,566	1,255,566
Retained earnings (deficit)	57,974	(38,542)
Accumulated other comprehensive income	24,836	18,403

Total stockholders’ equity	1,339,211	1,236,262

Total liabilities and stockholders’ equity	$2,946,077	$2,777,455

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
	(In thousands, except share and per share date)
Revenue:
Premiums earned	$1,247,047	$1,203,910	$2,413,588	$2,359,817
Administrative service fees	113,563	99,650	222,487	194,298
Investment income, net	11,561	17,833	24,917	34,409
Net realized investment gains (losses)	1,193	(348)	4,306	(406)
Other income, net	1,147	597	1,291	13,624

Total revenue	1,374,511	1,321,642	2,666,589	2,601,742

Expenses:
Cost of benefits provided	1,069,772	1,048,607	2,069,025	2,057,006
Administrative expenses	219,303	209,628	429,145	401,312
Conversion and IPO expenses	—	3,315	—	3,628

Total expenses	1,289,075	1,261,550	2,498,170	2,461,946

Income from continuing operations before income taxes	85,436	60,092	168,419	139,796
Income tax (expense) benefit	(36,661)	2	(71,903)	(20)

Income from continuing operations	48,775	60,094	96,516	139,776
Loss from discontinued operations, net of taxes of $0	—	(6)	—	(1,056)

Net income	$48,775	$60,088	$96,516	$138,720

Basic and diluted net income per common share:	$0.59		$1.16
Shares used to compute net income per common share, based on weighted average shares outstanding January 1, 2003 to June 30, 2003	83,490,478		83,490,478

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six months ended June 30
	2003	2002
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$96,516	$138,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,385	16,084
Net realized (gain) loss on sales of investments	(4,307)	406
(Credit) provision for doubtful accounts	(67)	2,245
Accretion of discount, net	1,459	(2,114)
Equity in earnings of other long-term equity investments	(1,348)	(1,189)
Deferred income tax expense (benefit)	30,001	(29,380)
Other	(3,151)	(2,943)
Changes in assets and liabilities:
Billed and accrued premiums receivables	(40,262)	(1,830)
Other customer receivable	6,335	1,486
Long-term notes receivable	(105)	(1,594)
Advances to hospitals	(7,394)	(3,526)
Accrued investment income	2,149	(2,883)
Insurance proceeds receivable	–	10,521
Miscellaneous receivables	(49,125)	(893)
Other assets	(5,384)	(15,066)
Unpaid claims and claims adjustment expenses	38,424	(6,015)
Unearned premium income	(35,497)	(33,749)
Managed cash overdrafts	573	2,893
Accounts payable and accrued expenses	(442)	(39,098)
Advance deposits	(27,242)	(57,099)
Group and other contract liabilities	45,059	20,844
Postretirement benefits other than pensions	764	6,145
Other liabilities	38,817	1,478

Net cash provided by operating activities	104,158	3,443

Cash flows from investment activities
Purchases of property, equipment and information systems	(10,467)	(15,536)
Proceeds from sale of property, equity and information systems	426	1,736
Purchases of available for sale investments	(704,534)	(712,366)
Proceeds from sales and maturities of available for sale investments	957,152	689,259

Net cash provided by (used) in investing activities	242,577	(36,907)

Cash flows from financing activities
Decrease in capital lease obligations	(1,548)	(1,179)

Net cash used in financing activities	(1,548)	(1,179)

Net change in cash and cash equivalents	345,187	(34,643)
Cash and cash equivalents at beginning of period	487,431	408,588

Cash and cash equivalents at end of period	$832,618	$373,945

Supplemental disclosure:
Income taxes paid	$27,801	$47,293

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2003

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and six months period ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes thereto included in the WellChoice’s Annual Report on Form 10-K (File No. 001-31513), filed with the SEC for the fiscal year ended December 31, 2002.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

2. Basis of Presentation (continued)

The following table represents total other comprehensive income for the six months ended June 30, 2003 and 2002:

	Six months ended June 30,
	2003	2002
Net income	$96,516	$138,720
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available-for-sale during the six months ended June 30, net of tax of $4,721 and $(1,792), respectively	8,768	(3,328)
Less: reclassification adjustment for gains (losses) for the six months ended June 30, included in net income, net of tax of $1,257 and $(142), respectively	2,335	(264)

Total comprehensive income	6,433	(3,064)

Comprehensive income	$102,949	$135,656

3. Market Stabilization Pools

The Company is required to participate in Market Stabilization and Stop Loss Pools (“Pools”) as established by the State of New York. Contributions and recoveries under the Pools are estimated based upon information received by the administrator of the Pools and are adjusted as new information becomes known. In June 2003, the Company received the data necessary to record a receivable in the amount of $44,000 related to Pool years 2000 through 2002, and the six months ended June 30, 2003. The Company believes the State of New York will place restrictions on the recoverable related to Pool years 2000 through 2002, and will require the Company to use the funds to ameliorate future Medicare Supplemental rate increases. Accordingly, we have established a premium stabilization reserve in the amount $39,200.

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

The significant components of the provision for income tax expense (benefit) are as follows:

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Current tax expense	$21,286	$13,172	$40,884	$29,399
Deferred tax expense (benefit)	15,375	(13,174)	31,019	(29,379)

Income tax expense (benefit)	$36,661	$(2)	$71,903	$20

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax is as follows:

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Income tax at prevailing corporate tax rate applied to pre-tax income	$29,902	$21,030	$58,946	$48,559
(Increase) decrease:
IRC Sec. 833(b) special deduction	—	(28,584)	—	(54,267)
Change in valuation reserve	—	8,632	—	6,406
State and local taxes, net of federal income tax benefit	1,209	382	8,057	785
Additional tax expense due to New
York State tax legislation	5,374	—	5,374	—
Other	176	(1,462)	(474)	(1,463)

Income tax expense (benefit)	$36,661	$(2)	$71,903	$20

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

4. Income Taxes (continued)

At June 30, 2002 HealthChoice maintained a valuation allowance on its regular tax net operating loss carryforwards and certain other temporary differences due to uncertainty in its ability to utilize these assets within an appropriate period. The use of these assets was largely dependent on the conversion and future positive taxable income. Because the approval of HealthChoice’s plan of conversion by the New York State Insurance Department removed the uncertainty of the conversion, the Company concluded in the third quarter of 2002 that the valuation allowance related to these assets was no longer necessary.

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

During the fourth quarter of 2002, the Company reevaluated its tax position for financial statement purposes related to HealthChoice’s ability to utilize the Section 833(b) deduction and determined that when HealthChoice converted to a for-profit entity, its ability to utilize the Section 833(b) deduction was uncertain. No authority directly addresses whether a conversion transaction will render the 833(b) deduction unavailable. The Company is aware, however, that the IRS has taken the position related to other Blue Cross Blue Shield plans that a conversion could result in the inability of a Blue Cross Blue Shield plan to utilize the 833(b) deduction. In light of the absence of governing authority, while the Company continues to take the deduction on its tax returns after the conversion, the Company has assumed, for financial statement reporting purposes, that the deduction will be disallowed. Accordingly, the Company’s income tax provision for the quarter ended June 30, 2003 assumes the utilization of approximately $19,000 regular operating loss carryforwards for financial reporting purposes in excess of those utilized for tax purposes.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

4. Income Taxes (continued)

The Company’s regular tax loss carryforwards for income tax purposes of $223,000 expire between the years 2003 and 2022. For financial reporting purposes, the Company’s regular net operating loss carryforwards are $46,000. The Company’s alternative minimum tax credit carryforward of $158,000 has no expiration date.

As a result of the conversion to a for-profit accident and health insurance company in 2002, the Company adjusted its deferred tax assets for temporary differences related to Empire HealthChoice Assurance, Inc’s liability for state and local taxes which resulted in the recognition of $5,374 deferred tax asset. In May 2003, the New York State Legislature enacted budget legislation that eliminates the net income portion of the New York State franchise tax applicable to every insurance company other than life insurance companies effective January 1, 2003. As a result, the Company’s tax provision for the three and six months ended June 30, 2003 was increased by $653, reflecting the reversal of the $5,374 deferred tax asset and $4,721 of franchise taxes incurred attributable to the previous three month period ended March 31, 2003.

5. Restructuring

During the second quarter of 2002, in connection with the Company’s Information Technology outsourcing agreement with IBM, the Company began the implementation of a restructuring plan relating to its information technology personnel. Certain employees were involuntarily terminated in accordance with a plan of termination, certain employees were retained by the Company and certain employees were transitioned to IBM. Severance and other costs accrued at June 30, 2002 relating to the plan of termination were $5,351. Payments related to these costs of approximately $3,196 were made through June 30, 2003. To help retain its employees and to help IBM retain its newly transitioned employees, the Company offered stay bonuses for these individuals. The estimated maximum cost of these bonuses assuming all individuals remain with the Company or IBM through the required dates, which range from 2003 to 2004, is approximately $8,518. At June 30, 2003, approximately $3,954 was accrued for these bonuses. The Company will recognize the cost of these stay bonuses in future periods as these employees provide service.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

5. Restructuring (continued)

In November 2002, as part of the Company’s continuing focus on increasing overall productivity, and in part as a result of the implementation of the technology outsourcing strategy, the Company continued streamlining certain operations and adopted a plan to terminate approximately 500 employees across all segments of its business. Severance and other costs of $13,715 were accrued relating to the plan. Through June 30, 2003, payments related to these costs of $7,539 were made.

6. Contingencies

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

7. Segment Information

WellChoice has two reportable segments: commercial managed care and other insurance products and services. The commercial managed care segment includes group preferred provider organization, or PPO, health maintenance organization, or HMO (including Medicare+Choice), exclusive provider organization, or EPO, and other products (principally dental only coverage) as well as the Company’s New York City and New York State PPO business. The New York City and New York State PPO business accounts for approximately 31% of the Company’s earned premium for the six months ended June 30, 2003.

The other insurance products and services segment consists of the Company’s traditional indemnity products, Medicare supplemental, individual hospital only and hospital and basic medical plans, state sponsored individual plans, government mandated individual plans and government contracts with CMS to act as a fiscal intermediary for Medicare Part A program beneficiaries and as a carrier for Medicare Part B program beneficiaries.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

7. Segment Information (continued)

The reportable segments follow the Company’s method of internal reporting by products and services. Administrative expenses, investment income and other income, but not assets, are allocated to the segments. There are no intersegment sales or expenses.

	Commercial Managed Care	Other Insurance Products and Services	Total
Three months ended June 30, 2003
Revenues from external customers	$1,119,363	$241,247	$1,360,610
Investment income and net realized gains	10,683	2,071	12,754
Other revenue	964	183	1,147
Income from continuing operations before income tax expense	73,354	12,082	85,436

Three months ended June 30, 2002
Revenues from external customers	$1,005,091	$298,469	$1,303,560
Investment income and net realized gains	13,681	3,804	17,485
Other revenue	503	94	597
Income from continuing operations before income tax expense	50,957	9,135	60,092

Six months ended June 30, 2003
Revenues from external customers	$2,147,926	$488,149	$2,636,075
Investment income and net realized gains	24,183	5,040	29,223
Other revenue	1,083	208	1,291
Income from continuing operations before income tax expense	152,003	16,416	168,419

Six months ended June 30, 2002
Revenues from external customers	$1,962,547	$591,568	$2,554,115
Investment income and net realized gains	26,570	7,433	34,003
Other revenue	10,751	2,873	13,624
Income from continuing operations before income tax expense	120,374	19,422	139,796

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

7. Segment Information (continued)

The following table presents our revenue from external customers by products and services:

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Revenues from external customers:
Commercial managed care
Premiums earned:
PPO	$667,824	$610,209	$1,256,732	$1,189,824
HMO	302,751	285,890	596,954	561,237
EPO	76,943	55,561	154,000	109,589
Other	1,032	1,115	2,123	1,456
Administrative service fees	70,813	52,316	138,117	100,441

Total commercial managed care	1,119,363	1,005,091	2,147,926	1,962,547

Other insurance products and services:
Premiums earned:
Indemnity	79,774	122,220	163,072	240,130
Individual	118,723	128,915	240,707	257,581
Administrative service fees	42,750	47,334	84,370	93,857

Total other insurance products and services	241,247	298,469	488,149	591,568

Total revenues from external customers	$1,360,610	$1,303,560	$2,636,075	$2,554,115

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of

WellChoice, Inc.

We have reviewed the accompanying consolidated balance sheet of WellChoice Inc. and subsidiaries (the “Company”) as of June 30, 2003, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the consolidated cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

July 14, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of WellChoice, Inc. and its subsidiaries (collectively, the “Company”) for the three and six months ended June 30, 2003 and 2002. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

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

The discussion of risks described in “Item 1—Business” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2002 and the following discussion contain certain cautionary statements regarding our business that investors and others should consider. These discussions are intended to take advantage of the “safe harbor” provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, in making these cautionary statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or operating results, and are not undertaking to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected our past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed in our communications.

Overview

We are the largest health insurance company in the State of New York based on total preferred provider organization, or PPO, and health maintenance organization, or HMO, membership, which includes members under our insured and administrative services only, or self-funded, plans. We offer managed care and traditional indemnity products to approximately 4.8 million members. We have licenses with the Blue Cross Blue Shield Association which entitle us to the exclusive use of the Blue Cross and Blue Shield names and marks in ten counties in the New York City metropolitan area and in six counties in upstate New York, the non-exclusive right to use the Blue Cross and Blue Shield names and marks in one upstate New York county, the exclusive right to only the Blue Cross name and mark in seven upstate New York counties and the non-exclusive right to only the Blue Cross name in four upstate New York counties. We market our products and services using these names and marks in our New York service areas. We also market our managed care products in 16 counties in New Jersey under the WellChoice brand.

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

Our cost of benefits provided expense consists primarily of claims paid and claims in process and pending to physicians, hospitals and other healthcare providers and includes an estimate of amounts incurred but not yet reported. These costs include payments to primary care physicians, specialists, hospitals, pharmacies, outpatient care facilities and the costs associated with managing the extent of such care. Administrative expenses consist primarily of compensation expenses, commission payments to brokers and other general business expenses.

We report our operating results as two business segments: commercial managed care and other insurance products and services. Our commercial managed care segment accounted for 85.0% of our membership as of June 30, 2003. Our commercial managed care segment includes group PPO, HMO (including Medicare+Choice, which accounted for 9.6% of premium earned for the six months ended June 30, 2003), EPO, and other products (principally dental-only coverage) as well as our PPO business under our accounts with New York City and New York State. Our other insurance products and services segment consists of our indemnity and individual products. Our indemnity products include traditional indemnity products and government contracts with CMS to act as a fiscal intermediary and carrier. Our individual products include Medicare supplemental, state sponsored plans, government mandated individual plans and individual hospital-only and hospital and basic medical plans. We allocate administrative expenses, investment income and other income, but not assets, to our segments. Except when otherwise specifically stated or where the context requires, all references in this document to our membership include both our insured and self-funded membership. Our New York City and New York State account members are covered under insured plans.

Our future results of operations will depend in part on our ability to predict and control health care costs through underwriting criteria, utilization management, product design and negotiation of favorable provider and hospital contracts. Our ability to contain such costs may be adversely affected by changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups, acts of terrorism and bioterrorism or other catastrophes, including war, and numerous other factors. In addition, the regional concentration of our business may subject us to economic downturns in New York State and, in particular, the New York City metropolitan area. The inability to mitigate any or all of the above-listed or other factors may adversely affect our future profitability.

The Conversion; Additional State and Local Taxes

In November 2002, our principal insurance subsidiary, “HealthChoice,” converted to for-profit status, which resulted in WellChoice becoming the publicly-traded parent company for that subsidiary and our other operating subsidiaries. We refer to the post-conversion HealthChoice as “Empire.” As a result of the conversion, we became a for-profit entity and are subject to New York state and local taxes that we were not previously required to pay. These include premium taxes on most non-HMO insured business and sales and use taxes (which are recorded as administrative expenses), as well as state and local income taxes.

Recent Developments

POS Product Launch. Consistent with our strategy to offer a broad continuum of managed care products in the New York market, during the second quarter of 2003, we launched a point of service, or POS, product to employer groups, focused primarily on small and middle market customers. The product, Direct POS, provides members with the ability to utilize services on an in or out of network basis. Our POS product has similar features to our Direct HMO product that permits members to access out-of-network specialists without a referral, and also allows members to access out-of-network providers in return for deductibles and/or co-insurance. We believe the POS product will complement our existing managed care product portfolio by offering employers an additional product within our family of managed care products to meet the needs of their employees. Our ability to successfully launch this product will depend in part upon our use of brokers in placing business with small and middle market accounts and expect that it may take several quarters for brokers to gain familiarity with this product offering.

New York State Budget Legislation. In May 2003, the New York State Legislature enacted budget legislation that directly impacts us. Specifically, the new law contains the following provisions:

•	an increase, retroactive to January 1, 2003, in the premium tax rate for accident and health insurers to 1.75% from 1%, while eliminating the net income portion of the New York State franchise tax applicable to every insurance company other than life insurance companies;

•	an increase, effective July 1, 2003, in the assessment on an insurer, HMO or self-funded plan for hospital bad debts and charity care under the Health Care Reform Act to 8.85% from 8.18% of hospital claims;

•	a 5% increase, effective January 1, 2004, in the monthly per covered life assessment on an insurer, HMO or self-funded plan which reimburses hospitals for graduate medical care education expenses;

•	an increase, effective June 1, 2003, in the combined New York State and New York City sales tax rate from 8.25% to 8.65%.

During the six months ended June 30, 2003, the impact of the enacted legislation related to the increase in premium tax and the elimination of the income tax was to reduce our net income by approximately $5.2 million, or $0.06 per share. This impact was principally due to the reversal of deferred tax assets for temporary differences relating to our liability for state and local income taxes. The foregoing gives effect to the recoupment of the additional premium tax on the premiums charged to certain customers. Based on current membership data, we estimate the annualized impact of the increase in the assessment for bad debt and charity and the covered life assessment related to graduate medical expense would reduce our net income by approximately $1.8 million and $1.0 million, respectively. The foregoing gives effect to the recoupment of these additional expenses on the premiums charged to certain customers. We do not expect the impact of the enacted legislation related to the increase in sales tax to have a material impact on our financial statements.

While we intend to mitigate or cover the effects of the increased costs resulting from the New York State budget legislation through, among other things, increased premiums, we may not be successful in whole or in part from those efforts. Moreover, our existing insured accounts could migrate to self-insured accounts where the administrative service fee revenues we receive from those customers are not subject to premium tax.

As a result of the elimination of the net income portion of the New York State franchise tax applicable to our New York accident and health insurance subsidiary, we expect to incur federal, state and local income taxes at the rate of approximately 40% of pre-tax net income.

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

Cost of Benefits Provided

Cost of benefits provided includes claims paid, claims in process and pending, and an estimate for unreported claims for charges for healthcare services for enrolled members during the period. These costs include payments to primary care physicians, specialists, hospitals, pharmacies, outpatient care facilities and the costs associated with managing the extent of such care. Costs of benefits are reported net of pharmacy rebates, coordination of benefits and pool recoveries.

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

Management believes that the amount of unpaid claims is adequate to cover our ultimate liability for unpaid claims as of June 30, 2003. Actual claim payments and other items, however, may differ from established estimates. Assuming a hypothetical 1% difference between our June 30, 2003 estimates of unpaid claims and actual claims payable for prospectively rated business, net income for the three months ended June 30, 2003, would increase or decrease by approximately $1.5 million and earnings per share would increase or decrease by approximately $0.02 per share.

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

Selected Membership Data and Results of Operations

The following table sets forth selected membership data as of the dates set forth below:

	June 30,
(members in thousands)	2003	2002
Products and services:
Commercial managed care:
Group PPO, HMO, EPO and other(1)(2)	2,275	1,903
New York City and New York State PPO	1,803	1,782

Total commercial managed care	4,078	3,685

Other insurance products and services:
Indemnity	492	707
Individual	227	252

Total other insurance products and services	719	959

Overall total	4,797	4,644

Customers:
Large group	2,921	2,907
Small group and middle market	419	406
Individuals	278	309
National accounts	1,179	1,022

Overall total	4,797	4,644

Funding type:
Commercial managed care:
Insured	2,618	2,626
Self-funded	1,460	1,059

Total commercial managed care	4,078	3,685

Other insurance products and services:
Insured	438	616
Self-funded	281	343

Total other insurance products and services	719	959

Overall total	4,797	4,644

(1)	Our HMO product includes Medicare+Choice. As of June 30, 2003 and 2002, we had approximately 52,000, and 57,000 members, respectively, enrolled in Medicare+Choice.
(2)	“Other” principally consists of our members enrolled in dental only coverage.

As of June 30, 2003, total enrollment was 4.8 million members, of which, commercial managed care enrollment was 4.1 million members or 85.0% of total enrollment. Total enrollment and commercial managed care enrollment increased 3.3% and 10.7%, respectively, from June 30, 2002 to June 30, 2003. Our enrollment growth of 19.5%, or 372,000 members, in group PPO, HMO, EPO and other was primarily due to a combination of new membership in national customer accounts in our PPO and EPO products and the migration of members enrolled in our indemnity products to our commercial managed care products. Enrollment in other insurance products and services declined 25.0% or approximately 240,000 members to approximately 700,000 members due, in part, to the continued migration of members to commercial managed care products. The migration of fully-insured business to self-funded business as well as new self-funded business resulted in a 5.7% decrease in fully-insured business and a 24.2% increase in self-funded business. The migration to self-funded business is most noticeable in large group PPO and indemnity products. New self-funded national account business accounted for 144,000 new members.

As of June 30, 2003, our New York State account covered approximately 989,000 members, or 20.6% of our total membership and 24.3% of our commercial managed care membership, and our New York City account covered approximately 814,000 members, or 17.0% of our total membership and 20.0% of our commercial managed care membership. The pricing of our products provided to New York State and New York City have historically been renegotiated annually. Effective January 1, 2003, we agreed to new pricing with New York State covering a three-year period through December 31, 2005, though both parties retain the right to terminate the contract on six months’ notice. For more than a year, the New York City account has been subject to a competitive bid process that is open to us and to third parties and involves renegotiation with respect to rates. We had rates in place initially through December 31, 2002 and then new rates were negotiated for the first six months of 2003, with respect to our PPO product with the New York City. The contract awarded to the winner of the competitive bid process had been expected to commence July 1, 2003, but has been delayed. We are in the process of negotiating rates that would apply subsequent to June 30, 2003. The loss of one or both of the New York City and New York State accounts would result in reduced membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

The following table sets forth results of operations for each of our segments for the periods set forth below:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	($ in millions)
Commercial Managed Care:
Total revenue	$1,131.0	$1,019.2	$2,173.2	$1,999.8
Income from continuing operations before income tax expense	$73.4	$50.9	$152.0	$120.4
Medical loss ratio (1):
Commercial managed care total	86.2%	87.4%	85.8%	87.3%
Commercial managed care, excluding New York City and New York State PPO(2)	82.1%	83.4%	82.0%	83.5%
Administrative expense ratio (3)	13.7%	13.5%	13.8%	12.9%
Administrative expense ratio - premium equivalent basis (4)	8.9%	9.6%	9.1%	9.3%

Other Insurance Products and Services:
Total revenue	$243.5	$302.4	$493.4	$601.9
Income from continuing operations before income tax expense	$12.0	$9.2	$16.4	$19.4
Medical loss ratio (1)	83.5%	86.1%	85.2%	86.6%
Administrative expense ratio (3)	27.3%	25.8%	27.2%	25.6%
Administrative expense ratio - premium equivalent basis (4)	17.6%	16.8%	17.4%	16.5%

(1)	Medical loss ratio represents cost of benefits provided as a percentage of premiums earned.
(2)	We present commercial managed care medical loss ratio, excluding New York City and New York State PPO because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums relative to administrative expense and are retrospectively rated with a guaranteed administrative service fee. In addition, the size of these accounts distorts our performance when the total medical loss ratios are presented.
(3)	Administrative expense ratio represents administrative and conversion and IPO expenses as a percentage of premiums earned and administrative service fees.
(4)	Premium equivalents is the sum of premium earned, administrative service fees and the amount of paid claims attributable to our self-funded health business pursuant to which we provide a range of customer services, including claims administration and billing and membership services. The following table sets forth our premium equivalent calculation:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	($ in millions)
Commercial Managed Care:
Premiums earned	$1,048.5	$952.8	$2,009.8	$1,862.1
Administrative service fees	70.8	52.3	138.1	100.4
Claims paid for our self-funded health business	606.7	409.5	1,103.1	757.3

Premium equivalents	$1,726.0	$1,414.6	$3,251.0	$2,719.8

Other Insurance Products and Services
Premiums earned	$198.5	$251.1	$403.8	$497.7
Administrative service fees	42.8	47.4	84.4	93.9
Claims paid for our self-funded health business	132.2	159.8	274.8	329.1

Premium equivalents	$373.5	$458.3	$763.0	$920.7

Administrative expense ratio—premium equivalent basis is determined by dividing administrative and conversion and IPO expenses by premium equivalents for the relevant periods. We present the administrative expense ratio on a premium equivalent basis because that ratio enables us to measure administrative expenses relative to the entire volume of insured and self-funded business serviced by us and is commonly used in the health insurance industry and by investors to compare operating efficiency among companies.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Total revenue increased 4.0%, or $52.9 million, to $1,374.5 million for the three months ended June 30, 2003, from $1,321.6 million for the three months ended June 30, 2002 primarily due to an increase in premium and administrative service fee revenue, offset by a decrease in investment income.

Premium revenue increased $43.1 million, or 3.6%, to $1,247.0 million for the three months ended June 30, 2003, from $1,203.9 million for the three months ended June 30, 2002. The increase in premium revenue was primarily due to growth in our commercial managed care segment. Commercial managed care premium revenue was $1,048.5 million for the three months ended June 30, 2003, a 10.0% increase compared to the three months ended June 30, 2002. The increase in commercial managed care premium revenue was attributable to increased cost of benefits provided on our retrospectively rated contracts, rate increases and membership growth in our EPO products. Premium revenue growth was partially offset by the anticipated decline in our other insurance products and services enrollment and the migration of insured large group PPO and indemnity contracts to self-funded contracts. On a per member per month, or PMPM basis, premium for the three months ended June 30, 2003 increased 11.0%, to $139.60 from $125.80 for the three months ended June 30, 2002. Commercial managed care PMPM premium increased to $135.84 for the three months ended June 30, 2003, from $123.17 for the three months ended June 30, 2002. Excluding the New York City and New York State PPO, commercial managed care PMPM premium increased to $274.90 for the three months ended June 30, 2003, compared to $251.43 for the three months ended June 30, 2002.

Administrative service fee revenue increased 13.9%, or $13.9 million, to $113.6 million for the three months ended June 30, 2003, from $99.7 million for the three months ended June 30, 2002. The increase was primarily due to growth in self-funded commercial managed care membership and increased BlueCard fees. Approximately $14.2 million of the increase was driven by the migration of approximately 191,000 insured large group indemnity members to self-funded contracts and approximately 144,000 members from new national account customers, offset in part by a 18.1% decrease in self-funded indemnity membership. Total BlueCard fees increased 13.4% or $1.6 million, to $13.5 million for the three months ended June 30, 2003, from $11.9 million for the three months ended June 30, 2002 due to an increase in transaction volume.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income, decreased 34.8%, or $6.2 million, to $11.6 million for the three months ended June 30, 2003, from $17.8 million for the three months ended June 30, 2002 due to lower interest rates. Net realized gains of $1.2 million for the three months ended June 30, 2003 was primarily the result of net gains on the sale of corporate bonds and a net increase in the market value of warrants classified on our balance sheet as other long-term equity investments. There were no investment transactions that resulted in significant gains or losses for the three months ended June 30, 2002.

Other income, net of $1.1 million for the three months ended June 30, 2003, increased $0.6 million from $0.5 million for the three months ended June 30, 2002, due to non–recurring transactions during 2003. Non-recurring transactions for the three months ended June 30, 2003 included administrative service fees of $0.5 million related to certain claim recovery efforts and $0.3 million of proceeds received from a bankruptcy settlement involving a previously owned common stock investment.

Total cost of benefits provided increased 2.0%, or $21.2 million, to $1,069.8 million for the three months ended June 30, 2003, from $1,048.6 million for the three months ended June 30, 2002. Overall, benefit expense on a PMPM basis for the three months ended June 30, 2003 increased to $119.75, from $109.57 for the three months ended June 30, 2002. This reflects a 9.3% increase in costs of benefits provided on a PMPM basis, offset by a 6.7% decline in member months due to the migration of membership from fully-insured to self-funded contracts. The increase in benefit costs was due to increases in unit costs for drug and facility claims as well as increases in utilization for outpatient claims. Commercial managed care PMPM benefit expense increased 8.8% to $117.13 for the three months ended June 30, 2003, from $107.62 for the three months ended June 30, 2002. Costs of benefits provided in our other insurance products and services segment for the three months ended June 30, 2003 increased 15.8%, on a PMPM basis, to $136.42 from $117.84 for the three months ended June 30, 2002. This reflects the impact of the migration of certain low-cost indemnity plans to self-funded arrangements and claim credits reported in 2002 resulting from a litigation settlement.

The total medical loss ratio decreased to 85.8% for the three months ended June 30, 2003, from 87.1% for the three months ended June 30, 2002, resulting from an 11.0% increase in average premium yield, which is the change in PMPM premium, offset by, a 9.3% increase in PMPM benefit expense. Cost of benefits provided for the three months ended June 30, 2003 and 2002 included $12.4 million and $33.3 million, respectively, of favorable prior period reserve development on prospectively rated business. The medical loss ratio in our commercial managed care segment decreased to 86.2% for the three months ended June 30, 2003, from 87.4% for the three months ended June 30, 2002. Excluding the New York City and New York State PPO accounts (see note 2 to the table on page 22 of this report), the medical loss ratio in our commercial managed care segment decreased to 82.1% for the three months ended June 30, 2003, from 83.4% for the three months ended June 30, 2002, reflecting a 9.3% increase in PMPM premiums, offset by a 7.5% increase in PMPM benefit expense. The medical loss ratio for other insurance products and services decreased to 83.5% for the three months ended June 30, 2003, from 86.1% for the three months ended June 30, 2002.

Administrative expenses increased 4.6%, or $9.7 million, to $219.3 million for the three months ended June 30, 2003, from $209.6 million for the three months ended June 30, 2002. This increase was primarily attributable to increased premium and sales and use taxes of $25.4 million, resulting from our change in tax status due to our for-profit conversion, increased professional fees of $8.7 million due to HIPAA compliance consulting and our IBM outsourcing agreement, and increased corporate insurance policy expense of $2.9 million, offset in part by a decrease in compensation expense of approximately $15.0 million from reduced staffing levels, decreased severance expense and legal fees of $5.6 million, as the prior year expense included the severance accruals and non-recurring legal fees related to the IBM outsourcing agreement, and a $3.0 million decrease in marketing expense. Conversion and IPO expenses of $3.3 million were incurred during the three months ended June 30, 2002. Our administrative expense ratio was 16.1% for the three months ended June 30, 2003.

In September 2003, we will begin transitioning from several leased properties, which temporarily replaced our World Trade Center office, to a long-term leased facility. During the transition period (September through December 2003), we will incur occupancy related expenses for both our temporary leased facilities and our long-term leased facility. As a result, we will incur approximately $3.0 million in incremental facility costs during the transition. In addition, in 2003 we estimate that we will incur $1.3 million and $6.6 million in depreciation and start-up costs, respectively, related to our long-term leased facility.

Income from continuing operations before income taxes increased 42.1%, or $25.3 million, to $85.4 million for the three months ended June 30, 2003, from $60.1 million for the three months ended June 30, 2002. This improvement was primarily driven by increased self-funded commercial managed care membership and improved underwriting performance. The income tax expense of $36.6 million reduced income from continuing operations and net income to $48.8 million for the three months ended June 30, 2003. We did not incur any material income tax expense for the three months ended June 30, 2002 due to our not-for-profit status at that time.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Total revenue increased 2.5%, or $64.9 million, to $2,666.6 million for the six months ended June 30, 2003, from $2,601.7 million for the six months ended June 30, 2002 primarily due to an increase in premium and administrative service fee revenue, offset by decreases in investment and other income.

Premium revenue increased $53.8 million, or 2.3%, to $2,413.6 million for the six months ended June 30, 2003, from $2,359.8 million for the six months ended June 30, 2002. The increase in premium revenue was primarily due to growth in our commercial managed care segment. Commercial managed care premium revenue was $2,009.8 million for the six months ended June 30, 2003, a 7.9% increase compared to the six months ended June 30, 2002. The increase in commercial managed care premium revenue was attributable to increased cost of benefits provided on our retrospectively rated contracts, rate increases, and membership growth in our small group and middle market PPO and EPO customers and large group EPO customers. Premium revenue growth was partially offset by the anticipated decline in our other insurance products and services enrollment and the migration of insured large group PPO and indemnity contracts to self-funded contracts. On a per member per month, or PMPM basis, premium for the six months ended June 30, 2003 increased 9.6%, to $134.86, from $123.06 for the six months ended June 30, 2002. Commercial managed care PMPM premium increased to $130.12 for the six months ended June 30, 2003, from $120.64 for the six months ended June 30, 2002. Excluding the New York City and New York State PPO, commercial managed care PMPM premium increased to $271.47 for the six months ended June 30, 2003, compared to $247.02 for the six months ended June 30, 2002.

Administrative service fee revenue increased 14.5%, or $28.2 million, to $222.5 million for the six months ended June 30, 2003, from $194.3 million for the six months ended June 30, 2002. The increase was primarily due to growth in self-funded commercial managed care membership and increased BlueCard fees, offset in part by lower administrative expenses attributable to our CMS contract for Medicare Part A and Part B programs. Approximately $29.6 million of the increase was a result of the migration of 191,000 approximately insured large group indemnity contracts to self-funded contracts and approximately 144,000 members from new national account customers, offset in part by a 18.1% decrease in self-funded indemnity membership. Total BlueCard fees increased 14.9% or $3.2 million, to $24.7 million for the six months ended June 30, 2003, from $21.5 million for the six months ended June 30, 2002 due to an increase in transaction volume.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income, decreased 27.6%, or $9.5 million, to $24.9 million for the six months ended June 30, 2003, from $34.4 million for the six months ended June 30, 2002 due to lower interest rates. Net realized gains of $4.3 million for the six months ended June 30, 2003 were primarily the result of net gains on government and corporate bond sales and a net increase in the market value of warrants classified in our balance sheet as other long-term equity investments. There were no investment transactions that resulted in significant gains or losses for the six months ended June 30, 2002.

Other income, net of $1.3 million for the six months ended June 30, 2003, decreased $12.3 million from $13.6 million for the six months ended June 30, 2002, due to non–recurring transactions during 2002. Specifically, the six months ended June 30, 2002 included a gain of $8.0 million resulting from insurance settlements in excess of estimated recoveries recorded as of December 31, 2001 for property and equipment lost at our World Trade Center headquarters, interest earned on advances to hospitals of $2.4 million and interest received on outstanding hospital advances previously considered uncollectible of $1.9 million.

Total cost of benefits provided increased 0.6%, or $12.0 million, to $2,069.0 million for the six months ended June 30, 2003, from $2,057.0 million for the six months ended June 30, 2002, This reflects a 7.8% increase in costs of benefits provided on a PMPM basis, offset by a 6.7% decline in member months due to the migration of membership from fully-insured to self-funded contracts. The increase in benefit costs was due to increases in unit costs for drug and facility claims as well as increases in utilization for outpatient claims. Overall, benefit expense on a PMPM basis for the six months ended June 30, 2003 increased to $115.60, from $107.27 for the six months ended June 30, 2002. Commercial managed care PMPM benefit expense increased 6.0% to $111.68 for the six months ended June 30, 2003, from $105.35 for the six months ended June 30, 2002. Costs of benefits provided in our other insurance products and services segment for the six months ended June 30, 2003 increased 21.8%, on a PMPM basis, to $140.30 from $115.19 for the six months ended June 30, 2002. As described above, this also reflects the net impact of the migration of certain low-cost indemnity plans to self-funded arrangements and claim credits reported in 2002 resulting from a litigation settlement.

The total medical loss ratio decreased to 85.7% for the six months ended June 30, 2003, from 87.2% for the six months ended June 30, 2002, resulting from a 9.6% increase in average premium yield, which is the change in PMPM premium, offset by a 7.8% increase in PMPM benefit expense. Cost of benefits provided for the six months ended June 30, 2003 and 2002 included $1.3 million and $32.1 million, respectively, of favorable prior period reserve development on prospectively rated business. The medical loss ratio in our commercial managed care segment decreased to 85.8% for the six months ended June 30, 2003, from 87.3% for the six months ended June 30, 2002. Excluding the New York City and New York State PPO accounts (see note 2 to the table on page 22 of this report), the medical loss ratio in our commercial managed care segment decreased to 82.0% for the six months ended June 30, 2003, from 83.5% for the six months ended June 30, 2002, reflecting a 9.9% increase in PMPM premiums, offset by a 8.0% increase in PMPM benefit expense, lead by improvement in Medicare+Choice. The medical loss ratio for other insurance products and services decreased to 85.2% for the six months ended June 30, 2003, from 86.6% for the six months ended June 30, 2002.

Administrative expenses increased 7.0%, or $27.9 million, to $429.2 million for the six months ended June 30, 2003, from $401.3 million for the six months ended June 30, 2002. This increase was primarily attributable to increased premium and sales and use taxes of $35.4 million, resulting from our change in tax status due to our for-profit conversion, increased professional fees of $21.1 million as a result of the IBM outsourcing agreement and increased corporate insurance policy expense of $6.0 million, offset in part by a decrease in compensation expense due to a reduction of staffing levels of approximately $25.6 million and decreased marketing expense of $3.5 million. Conversion and IPO expenses of $3.6 million were incurred during the six months ended June 30, 2002. Our administrative expense ratio was 16.3% for the six months ended June 30, 2003. We expect this ratio to range between 16.5% and 17.0% for the balance of 2003.

Income from continuing operations before income taxes increased 20.5%, or $28.6 million, to $168.4 million for the six months ended June 30, 2003, from $139.8 million for the six months ended June 30, 2002. This improvement was primarily driven by increased self-funded commercial managed care membership and improved underwriting performance. The income tax expense of $71.9 million reduced income from continuing operations and net income to $96.5 million for the six months ended June 30, 2003. We did not incur any material income tax expense for the six months ended June 30, 2002 due to our not-for-profit status at that time. Taking into account our loss from discontinued operations during 2002, our net income for the six months ended June 30, 2002 was $138.7 million.

Liquidity and Capital Resources

WellChoice is a holding company and depends on its subsidiaries for cash and working capital to pay expenses. WellChoice receives cash from its subsidiaries from administrative and management service fees, as well as tax sharing payments and dividends. On June 17, 2003, the Superintendent approved the payment of a dividend to WellChoice from Empire in the amount of $140 million, which was paid on June 30, 2003. Dividends paid to WellChoice from its subsidiaries, in 2002 totaled $225.0 million. These dividends have been accounted for as an equity transfer from a subsidiary to the parent of a consolidated group. In 2002, we received net proceeds of approximately $28.0 million, after deducting the underwriting discount from the exercise of the underwriters’ over-allotment option in our initial public offering. We used these proceeds from the exercise of the over-allotment option to pay offering and conversion expenses and for general corporate purposes.

“Free cash” at the parent holding company at June 30, 2003 was $319.6 million. “Free cash” at the parent holding company is derived from the stand-alone balance sheet of WellChoice, Inc. and is calculated as follows: cash and cash equivalents plus marketable securities less accounts payable and accrued expenses, managed cash overdrafts and amounts due to/from subsidiaries.

Our subsidiaries’ primary source of cash is from premiums and fees received and investment income. The primary uses of cash include healthcare benefit expenses, brokers’ and agents’ commissions and administrative expenses. We generally receive premium revenues in advance of anticipated claims for related healthcare services.

Our investment policies are designed to provide liquidity to meet anticipated payment obligations and to preserve principal. We believe the composition of our marketable investment portfolio is conservative, consisting primarily of high-rated, fixed income securities with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio is comprised of U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. The average credit rating of our fixed income portfolio as of June 30, 2003 was “AA.” A portion of the fixed income portfolio is designated as short-term and is intended to cover near-term cash flow needs. Our marketable equity portfolio as of June 30, 2003 consisted of an investment in a mutual fund indexed to the S&P 500, our common stock investment in WebMD, our investment in non-redeemable preferred stock of several companies and equity investments held in our nonqualified deferred compensation plans. As of June 30, 2003 and December 31, 2002, our marketable equity portfolio was 5.9% of the total marketable investment portfolio.

On October 17, 2002, we entered into a credit and guaranty agreement, effective as of November 7, 2002, with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which will provide us with a credit facility. We are able to borrow under the credit facility for general working capital purposes. The total outstanding amounts under the credit facility cannot exceed $100.0 million. The facility has a term of 364 days, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at our option, at The Bank of New York’s prime commercial rate (or, if greater, 0.50% plus the federal funds rate) as in effect from time to time plus a margin of between zero and 1.0%, or

LIBOR plus a margin of between 1.125% and 2.250%, with the applicable margin to be determined based on our financial strength rating. As of June 30, 2003, there were no funds drawn against this line of credit.

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

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Cash from operating activities increased $100.8 million to $104.2 million for the six months ended June 30, 2003, from $3.4 million for the six months ended June 30, 2002. The increase in cash from operating activities is principally due to increased income from continuing operations before income taxes, a return of advance premium held related to our New York State account of $36.3 compared to a $56.9 million return of advanced premium for the six months ended June 30, 2002, a decrease of federal, state and local income taxes paid of $19.5 million due primarily to the third quarter 2001 federal income tax payment being made in 2002 as a result of an extension granted due to the attack on the World Trade Center, increased group and other contract liabilities of $24.3 million and increased accrued expenses of $13.8 million, due to the timing of cash disbursements for administrative expenses.

Net cash provided by investing activities of $242.6 million for the six months ended June 30, 2003, compared to cash used in investment activities of $36.9 million for the six months ended June 30, 2002, resulted primarily from the sale of investments exceeded purchases as a result of bonds in our investment portfolio being called due to declining interest rates. Cash received for these bonds was reinvested in cash equivalents. Fixed asset purchases for the six months ended June 30, 2003 were $10.5 million, of which $4.9 million was spent on capital expenditures to prepare our Brooklyn, New York facility for occupancy beginning September, 2003. Fixed asset purchases for the six months ended June 30, 2002 were $15.5 million, of which $2.0 million was spent on capital expenditures to prepare our Brooklyn, New York facility for occupancy beginning September, 2003. We anticipate that we will incur total leasehold improvement costs and related capital expenditures of approximately $47.5 million through the year ending December 31, 2003. These expenditures will be funded using internal cash.

Net cash used in financing activities of $1.5 million and $1.2 million for the six months ended June 30, 2003 and 2002, respectively, reflects payments for capital lease obligations.

Market Stabilization Pools

The New York State Community Rating Law (the “Law”) requires insurers and HMOs writing small employer (groups with less than 50 eligible employees) and individual (non-group) business to participate in certain market stabilization pools (“Pools”). Under the Law there are two major Pools: a pool for individual and small group contracts excluding Medicare Supplemental contracts (“non Med Supp Pool”) and a pool for Medicare Supplemental contracts (“Med Supp Pool”). Both Pools operate on a calendar year basis.

For pool years prior to 1996, payments to and from the Pools were based on demographic data submitted by insurers. The non Med Supp Pool also contained a component that reimbursed insurers for a portion of claim costs related to certain specified medical conditions (“SMC”). Effective January 1, 1996, the Law was amended. The new law changed the pooling mechanism from one based on demographics and SMC to a method based on the experience for approximately fifty medical markers on medical conditions.

The revised Law required that the demographic and SMC approach be phased out over a four year period. The revised methodology is complex and, as a result, implementing regulations were not issued until 2002. During this period, an interim method to distribute the portion of the Pools based on the new methodology for non-Med Supp Pool funds was developed for pool years 1996 through 1998. Also during this time, the New York State Insurance Department (“the Department”) determined that the demographic approach was permissible under the 1996 law and would continue to be the method used for the Med Supp Pool. To date, distributions for the portion of the Pools based on the new methodology have been made through pool year 1998 from the non-Med Supp Pool, and through pool year 1996 from the Med Supp Pool.

As of June 30, 2003, we have not established a receivable or payable for non Med Supp Pool years 1999 through 2003 and Med Supp Pool years 1997 through 1999, due to the general uncertainty surrounding the ultimate disposition of payments to or receipts from the Pools and the lack of data necessary to appropriately estimate such amounts. Our ultimate payment to or receipts from these Pools may have a material impact to our financial statements.

In June 2003, we received the data necessary to establish receivables for Med Supp Pool years 2000, 2001, 2002 and for the six months ended June 30, 2003 and as a result, recorded receivables of $12.6 million, $12.8 million, $12.8 million and $4.8 million, respectively. Additionally, we recorded a liability for premium refunds of $1.3 million for the first half of 2003. For the six months ended June 30, 2003, cost of benefits included claim credits of $4.8 million and revenue reflects a premium reduction of $1.3 million for Med Supp Pool year 2003. We believe that the regulatory requirements and the Department will place restrictions on the recoveries related to the 2000, 2001 and 2002 Med Supp Pool years and will require us to use the funds to ameliorate future Medicare Supplemental rate increases. Our belief is based upon historical actions taken by the Department. Accordingly, we have established a premium stabilization reserve which offset the income statement impact of the Med Supp Pool receivables established for years 2000 through 2002.

IBM Agreement

In June 2002, we entered into a ten-year agreement with IBM to modernize our systems applications and operate our data center and technical help desk. Our payments to IBM for operating our data center and technical help desk will be based upon actual utilization of services billed at the rates established in the agreement. Under the terms of the contract, we are working jointly with IBM to modernize our systems applications, centered around a new claims payment system being developed by deNovis, Inc., a privately held startup company, in coordination with IBM and which will be licensed to us in perpetuity.

The agreement also provides for IBM to assist us in modernizing our other systems. In connection with these services, we have agreed to purchase up to $65.0 million in modernization services from IBM for a four year period beginning in 2002, with a target purchase rate of $7.3 million, $28.3 million, $19.0 million, $7.2 million and $3.2 million during 2002, 2003, 2004, 2005 and 2006, respectively. We may defer the purchase of services beyond the target date, provided that to the extent we delay purchases more than one year beyond the target year, we must pay a premium to IBM of 10% per annum of the target purchases more than one year beyond the target year less actual purchases. The amount that we will actually spend for these integration and modernization services could be less or greater than the annual target purchase rate, though over the term we anticipate that the amount we will actually spend for these services could be significantly greater than those contractual minimums. Actual expenses incurred related to these purchases were $4.2 million for the year ended December 31, 2002 and $3.1 million for the six months ended June 30, 2003. We expect to spend approximately $4.0 million on modernization initiatives during the balance of 2003. We expect that our spending on modernization will continue to be at levels consistent with our overall expectations of administrative expenses as a percentage of premiums earned and administrative service fees.

Investments

We classify all of our fixed maturity and marketable equity investments as either available for sale or trading and, accordingly, they are carried at fair value. The fair value of investments in fixed maturities and marketable equity securities are based on quoted market prices. Unrealized gains and losses on available for sale securities are reported as a separate component of other comprehensive income, net of deferred income taxes. The amortized cost of fixed maturities, including certain trust preferred securities, is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in investment income. Amortization of premiums and discounts on collateralized mortgage obligations are adjusted for prepayment patterns using the retrospective method. Investment income is shown net of investment expenses. The cost of securities sold is based on the specific identification method. When the fair value of any investment is lower than its cost and such a decline is determined to be other than temporary, the cost of the investment is written down to fair value and the amount of the write down is charged to net income as a realized loss.

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

Our insurance company subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount that may be invested in certain investment categories, such as below-investment-grade fixed income securities, mortgage loans, real estate and equity investments. Failure to comply with these laws and regulations might cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital and, in some instances, require the sale of those investments.

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

Interest Rate Risk

Interest rate risk is defined as the potential for economic losses on fixed-rate securities due to an adverse change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and policyholders’ surplus. Further, we do not engage in the use of derivatives to manage interest rate risk. A hypothetical increase in interest rates of 100 basis points would result in an estimated decrease in the fair value of the fixed income portfolio at June 30, 2003 of approximately $46.0 million.

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

Equity Price Risk

Equity price risk for stocks is defined as the potential for economic losses due to an adverse change in equity prices. Equity risk exposure is managed through our investment in an indexed mutual fund. Specifically, we are invested in ML S&P 500 Index LLC, which is an S&P 500 index mutual fund, resulting in a well-diversified and liquid portfolio that replicates the risk and performance of the broad U.S. stock market. We also hold a direct common stock investment in WebMD and investments in non-redeemable preferred stock of several companies. Our investment in non-redeemable preferred stock is managed in conjunction with our fixed maturity portfolio. In addition, our equity portfolio includes equity investments held in our nonqualified deferred compensation plans. We estimate our equity price risk from a hypothetical 10% decline in the S&P 500 and the relative effect of that decline in the value of our marketable equity portfolio at June 30, 2003 to be a decrease in fair value of $4.8 million.

Fixed Income Securities

Our fixed income strategy is to construct and manage a high quality, diversified portfolio of securities. Additionally, our investment policy establishes minimum quality and diversification requirements resulting in an average credit rating of approximately “AA.” The average duration of our fixed income portfolio as of June 30, 2003 is 2.2 years.

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

(b) As of the end of the period covered by this quarterly report on Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level.

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

On November 6, 2002, pursuant to a motion filed by plaintiffs, the New York Supreme Court issued a temporary restraining order enjoining and restraining the transfer of the proceeds of the sale of common stock by the selling stockholders in our initial public offering to the Fund or The New York Charitable Asset Foundation or to the State or any of its agencies or instrumentalities. The court also ordered that such proceeds be deposited with the Comptroller of the State of New York pending the outcome of this action. The court did not enjoin WellChoice, HealthChoice or the other defendants from completing the conversion or the initial public offering or the receipt by WellChoice of the net proceeds from its issuance and sale of shares in the initial public offering. A court conference was held on November 26, 2002, at which time the motion to dismiss and the motion to convert the temporary restraining order into a preliminary injunction were deemed submitted. On March 6, 2003, the court delivered its decision dated February 28, 2003, in which it dismissed all of the plaintiffs’ claims in the complaint. The decision granted two of the plaintiffs, Consumers Union and one other group, leave to replead the complaint within 30 days of the decision to allege that the Conversion Legislation violates the State Constitution on the ground that it applies exclusively to HealthChoice. On April 1, 2003, the plaintiffs served an amended complaint, asserting the State constitutional claim as suggested in the court’s decision. The plaintiffs also appealed the court’s decision to dismiss but have not yet perfected their appeal. On May 28, 2003, the defendants’ motions to dismiss the amended complaint in its entirety, for failure to state a claim were fully submitted to the court. We are awaiting a decision. Pending a further order of the court, the temporary restraining order remains in effect and the plaintiffs’ motion for a preliminary injunction is deferred.

Thomas, et al. v. Empire, et al.    By a summons dated June 5, 2003 and a complaint dated May 22, 2003, and served upon Empire on June 10, 2003, this putative class action was commenced in the United States District Court for the Southern District of Florida, Miami Division. In addition to Empire, the other named defendants are the Blue Cross Blue Shield Association and substantially all of the other Blue plans in the country. The named plaintiffs, Drs. Thomas and Michael Kutell and the Connecticut State Medical Society, bring this case on their own behalf and also purport to bring it on behalf of similarly situated physicians and seek damages and injunctive relief to redress their claim of economic losses which they allege is the result of defendants, on their own and as part of a common scheme, systemically denying, delaying and diminishing claim payments. More specifically, plaintiffs allege that the defendants deny payment based upon cost or actuarial criteria rather than medical necessity or coverage, improperly downcode and bundle claims, refuse to recognize modifiers, intentional delay payment by pending otherwise payable claims and through calculated understaffing, use explanation of benefits, or EOBs, that fraudulently conceal the true nature of what was processed and paid and, finally, by use of capitation agreements which are structured to frustrate a provider’s ability to maximize reimbursement under the capitated agreement. The plaintiffs allege that the co-conspirators include not only the named defendants but also other insurance companies, trade associations and related entities such as Milliman and Robertson (actuarial firm), McKesson (claims processing software company), National Committee for Quality Assurance, Health Insurance Association of America, the American Association of Health Plans and the Coalition for Quality Healthcare. In additional to asserting a claim for declaratory and injunctive relief to prevent future damages, plaintiffs assert several causes of action based upon civil RICO and mail fraud. The time in which to appear and answer or to otherwise move to dismiss the complaint has been extended to August 11, 2003. We expect to move to dismiss the complaint on several grounds.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of stockholders on June 18, 2003 and solicited votes by proxy in connection with such meeting.

(b) The following matters were approved by the stockholders:

(i) The approval of management’s nominees as Class I Directors to the Board of Directors with the nominees receiving the following votes:

	FOR	AGAINST
Michael A. Stocker, MD	80,024,670	127,205
Robert R. McMillan	79,776,570	375,305
John E. Zuccotti	79,745,070	406,805
Peter Hutchings	79,776,570	375,305
Susan L. Malley, Ph.D.	80,084,670	67,205

(ii) The stockholders approved the WellChoice, Inc. 2003 Omnibus Incentive Plan as follows: 63,435,301 votes in favor and 13,400,825 against. There were 1,370,712 abstentions and 1,945,037 broker non-votes.

(iii) The stockholders approved the WellChoice, Inc. 2003 Employee Stock Purchase Plan as follows: 73,159,480 in favor, and 3,677,121 against. There were 1,370,237 abstentions and 1,945,037 broker non-votes.

(iv) The ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2003. The proposal received 79,445,660 votes in favor and 687,490 against. There were also 18,725 abstentions.

Item 5.	Other Information.

On July 23, 2003, our Board of Directors amended the bylaws of WellChoice, Inc. to reduce the notice for special meetings of the Board of Directors from two days to one day and to make one word change in Section 3.04 thereof to clarify the intent of the provision. A copy of the Amended and Restated Bylaws, as so amended, is filed as Exhibit 3.2 to this report.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits to this report are being filed with this report (other than Exhibit 32.1 and 32.2 ,which are being furnished with this report):

Exhibit No.	Description

3.2	Amended and Restated Bylaws of WellChoice, as amended on July 23, 2003

10.24	WellChoice, Inc. 2003 Omnibus Incentive Plan

10.25	WellChoice, Inc. Employee Stock Purchase Plan

99.1	Exhibit 31.1—Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

99.2	Exhibit 31.2—Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

99.3	Exhibit 32.1—Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.4	Exhibit 32.2—Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Current Reports on Form 8-K.

(1)	On April 14, 2003, we filed with the Commission a Current Report on Form 8-K dated April 14, 2003, disclosing under Item 9 thereof the launch of the POS product for small group employers by our Empire Blue Cross Blue Shield subsidiaries.

(2)	On April 24, 2003, we filed with the Commission a Current Report on Form 8-K dated April 12, 2003, disclosing under Item 9 and 12 our earnings for the three months ended March 31, 2003 and certain non-GAAP financial information and disclosing under Item 9 thereof the appointment of Gloria M. McCarthy as Executive Vice President and Chief Operating Officer and certain changes in our senior management.

(3)	On May 12, 2003, we filed with the Commission a Current Report on Form 8-K dated May 12, 2003, disclosing under Item 9 thereof information relating to the potential impact to us of a budget bill passed by the New York State legislature.

(4)	On May 12, 2003, we filed with the Commission a Current Report on Form 8-K dated May 12, 2003, reconfirming under Item 9 thereof our earnings guidance for the 2003 second quarter and for the 2003 year.

(5)	On June 26, 2003, we filed with the Commission a Current Report on Form 8-K dated June 26, 2003, disclosing under Item 9 thereof the resignation of our Chief Sales Officer and disclosing that Jason Gorevic, our Senior Vice President and Chief Marketing Officer, would assume the additional responsibilities of Acting Head of Sales.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2003	WELLCHOICE, INC. (Registrant)

	By:	/S/ JOHN W. REMSHARD
John W. Remshard Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

3.2	Amended and Restated Bylaws of WellChoice, as amended on July 23, 2003

10.24	WellChoice, Inc. 2003 Omnibus Incentive Plan

10.25	WellChoice, Inc. Employee Stock Purchase Plan

99.1	Exhibit 31.1—Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

99.2	Exhibit 31.2—Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

99.3	Exhibit 32.1—Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.4	Exhibit 32.2—Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002