Form 10-Q
period 2003-09-30
WELLCHOICE INC
filed 2003-10-24
CIK 1184702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period ended September 30, 2003

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                  to

Commission file number 001-31513

WELLCHOICE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	71-0901607 (I.R.S. Employer Identification Number)

11 West 42nd Street New York, New York (Address of principal executive offices)	10036 (Zip Code)

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 83,490,477 shares of common stock, $0.01 par value, and one share of Class B common stock, $0.01 par value per share, as of October 22, 2003.

WellChoice, Inc and Subsidiaries

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: $1,093,283 and $846,617)	$1,104,276	$863,290
Marketable equity securities, at fair value (cost: $55,313 and $47,022)	56,162	44,548
Short-term investments	22,021	359,490
Other long-term equity investments	31,998	28,220

Total investments	1,214,457	1,295,548
Cash and cash equivalents	793,111	487,431

Total investments and cash and cash equivalents	2,007,568	1,782,979

Receivables:
Billed premiums, net	105,927	111,082
Accrued premiums	265,553	247,729
Other amounts due from customers, net	93,677	94,475
Notes receivable, net	12,272	12,059
Advances to hospitals, net	10,971	124
Accrued investment income	8,993	9,829
Miscellaneous, net	72,645	70,644

Total receivables	570,038	545,942
Property, equipment and information systems, net of accumulated depreciation	113,850	100,790
Prepaid pension expense	49,592	45,209
Deferred taxes, net	228,541	268,948
Other	38,470	33,587

Total assets	$3,008,059	$2,777,455

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Unpaid claims and claims adjustment expense	$606,442	$559,924
Unearned premium income	98,586	127,503
Managed cash overdrafts	158,241	170,270
Accounts payable and accrued expenses	107,798	111,842
Advance deposits	122,457	137,762
Group and other contract liabilities	157,933	112,870
Postretirement benefits other than pensions	144,641	143,736
Obligations under capital lease	49,288	47,700
Other	179,151	129,586

Total liabilities	1,624,537	1,541,193

Stockholders’ equity:
Class A common stock, $0.01 par value, 225,000,000 shares authorized; 83,490,477 shares issued and outstanding	835	835
Class B common stock, $0.01 per share value, one share authorized; one share issued and outstanding	—	—
Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	1,255,566	1,255,566
Retained earnings (deficit)	110,032	(38,542)
Accumulated other comprehensive income	17,089	18,403

Total stockholders’ equity	1,383,522	1,236,262

Total liabilities and stockholders’ equity	$3,008,059	$2,777,455

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
	(In thousands, except share and per share date)
Revenue:
Premiums earned	$1,209,296	$1,101,502	$3,622,884	$3,461,319
Administrative service fees	113,825	104,255	336,312	298,553
Investment income, net	14,067	15,945	38,984	50,354
Net realized investment gains (losses)	2,650	(139)	6,956	(545)
Other (expense) income, net	(499)	(359)	792	13,265

Total revenue	1,339,339	1,221,204	4,005,928	3,822,946

Expenses:
Cost of benefits provided	1,020,356	916,035	3,089,381	2,973,041
Administrative expenses	231,522	213,367	660,667	614,679
Conversion and IPO expenses	—	4,578	—	8,206

Total expenses	1,251,878	1,133,980	3,750,048	3,595,926

Income from continuing operations before income taxes	87,461	87,224	255,880	227,020
Income tax expense (benefit)	35,403	(167,185)	107,306	(167,165)

Income from continuing operations	52,058	254,409	148,574	394,185
Loss from discontinued operations, net of taxes of $0	—	—	—	(1,056)

Net income	$52,058	$254,409	$148,574	$393,129

Basic and diluted net income per common share:	$0.62		$1.78
Shares used to compute net income per common share, based on weighted average shares outstanding for the three and nine months ended September 30, 2003	83,490,478		83,490,478

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30
	2003	2002
	(In thousands)
Cash flows from operating activities
Net income	$148,574	$393,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,238	25,434
Net realized (gain) loss on sales of investments	(6,956)	545
Provision for doubtful accounts	361	1,298
Accretion of discount, net	4,418	(2,244)
Equity in earnings of other long-term equity investments	(2,247)	(357)
Deferred income tax expense (benefit)	41,169	(219,951)
Other	(4,383)	(4,026)
Changes in assets and liabilities:
Billed and accrued premiums receivables	(11,689)	30,169
Other customer receivable	297	(16,116)
Long-term notes receivable	(214)	(1,506)
Advances to hospitals	(10,777)	1,705
Accrued investment income	836	(619)
Insurance proceeds receivable	—	17,357
Miscellaneous receivables	(18,537)	(8,684)
Other assets	(4,883)	(6,654)
Unpaid claims and claims adjustment expenses	46,517	(53,716)
Unearned premium income	(28,917)	(22,723)
Managed cash overdrafts	(12,029)	(5,872)
Accounts payable and accrued expenses	(5,927)	(25,422)
Advance deposits	(15,304)	(69,242)
Group and other contract liabilities	45,063	13,119
Postretirement benefits other than pensions	905	8,107
Other liabilities	33,478	24,467

Net cash provided by operating activities	227,993	78,198

Cash flows from investment activities
Purchases of property, equipment and information systems	(42,394)	(27,875)
Proceeds from sale of property, equity and information systems	1,096	1,349
Purchases of available for sale investments	(1,062,021)	(1,089,374)
Proceeds from sales and maturities of available for sale investments	1,179,418	992,250

Net cash provided by (used in) investing activities	76,099	(123,650)

Cash flows from financing activities
Increase (decrease) in capital lease obligations	1,588	(1,810)

Net cash provided by (used in) financing activities	1,588	(1,810)

Net change in cash and cash equivalents	305,680	(47,262)
Cash and cash equivalents at beginning of period	487,431	408,588

Cash and cash equivalents at end of period	$793,111	$361,326

Supplemental disclosure:
Income taxes paid	$60,152	$65,898

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2003

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

The conversion was accounted for as a reorganization using the historical carrying values of HealthChoice’s assets and liabilities. Immediately following the conversion, HealthChoice’s unassigned reserves were reclassified to par value of common stock and additional paid-in capital. Concurrently, HealthChoice became a wholly-owned subsidiary of WellChoice. The costs of the conversion were recognized as an expense.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

For further information, refer to the consolidated financial statements and footnotes thereto included in WellChoice’s Annual Report on Form 10-K (File No. 001-31513), filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

2. Basis of Presentation (continued)

The following table represents total other comprehensive income for the nine months ended September 30, 2003 and 2002:

	Nine months ended September 30
	2003	2002
Net income	$148,574	$393,129
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale during the nine months ended September 30, net of tax of $5,388 and $(656), respectively	2,400	1,219
Less: reclassification adjustment for gains (losses) for the nine months ended September 30, included in net income, net of tax of $1,999 and $(191), respectively	3,714	(353)

Total other comprehensive (loss) income	(1,314)	1,572

Comprehensive income	$147,260	$394,701

3. Accounting for Costs Associated with Exit or Disposal Activities

During the third quarter of 2003, management determined that based on current and projected occupancy requirements, the Company would not receive economic benefit from certain unoccupied leased office space. Management intends to market this space for sublease. In accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recognized an administrative expense of $13,367 for the three and nine months ended September 30, 2003, representing the net present value difference between the fair value of estimated sublease rentals and the remaining lease obligation for this space. These costs are included in other liabilities at September 30, 2003.

4. Market Stabilization Pools

The Company is required to participate in Market Stabilization and Stop Loss Pools (“Pools”) as established by the State of New York. Contributions and recoveries under the Pools are estimated based upon information

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

4. Market Stabilization Pools (continued)

received by the administrator of the Pools and are adjusted as new information becomes known. In August 2003, the New York Insurance Department clarified the manner and extent to which the policyholders are to receive the benefit of the funds received relating to Medicare Supplemental Pool years 2000 through 2002. As a result, the Company recorded a premium refund liability of $19,659, recognized $15,223 as income and reversed the premium stabilization reserve established in June 2003. Pool recoverables included in miscellaneous receivables were $21,753 and $13,881 at September 30, 2003 and 2002, respectively.

5. Investments

The Company participates in a securities lending program, whereby certain securities from its portfolio are loaned to qualified brokers in exchange for cash collateral, at least equal to the 102% of the market value of the securities loaned. The securities lending agent indemnifies the Company against loss in the event of default by the borrower. Income generated by the securities lending program is reported as a component of net investment income. As of September 30, 2003 $119,094 of fixed maturity securities were loaned under the program.

6. Income Taxes

WellChoice and its subsidiaries file a consolidated federal income tax return. WellChoice currently has a tax sharing agreement in place with all of its operating subsidiaries. In accordance with the Company’s tax sharing agreement, the Company’s subsidiaries pay federal income taxes to WellChoice based on a separate company calculation.

The significant components of the provision for income tax expense (benefit) are as follows:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Current tax expense	$24,415	$23,386	$59,925	$52,786
Deferred tax expense (benefit)	10,988	(190,571)	47,381	(219,951)

Income tax expense (benefit)	$35,403	$(167,185)	$107,306	$(167,165)

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

6. Income Taxes (continued)

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax is as follows:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Income tax at prevailing corporate Tax rate applied to pre-tax income	$30,611	$30,529	$89,558	$79,088
(Increase) decrease:
IRC Sec. 833(b) special deduction	—	(19,205)	—	(73,472)
Change in valuation reserve	—	(176,952)	—	(170,546)
State and local taxes, net of federal income tax benefit	455	(1,557)	8,512	(2,235)
Additional tax expense due to New York State tax legislation	—	—	5,374	—
Other	4,337	—	3,862	—

Income tax expense (benefit)	$35,403	$(167,185)	$107,306	$(167,165)

At June 30, 2002, HealthChoice maintained a valuation allowance on its regular tax net operating loss carryforwards and certain other temporary differences due to uncertainty in its ability to utilize these assets within an appropriate period. The use of these assets was largely dependent on the conversion and future positive taxable income. Because the approval of HealthChoice’s plan of conversion by the New York State Insurance Department removed the uncertainty of the conversion, the Company concluded in the third quarter of 2002 that the valuation allowance related to these assets was no longer necessary.

Prior to January 1, 1987, HealthChoice was exempt from federal income taxes. With the enactment of the Tax Reform Act of 1986, HealthChoice, and all other Blue Cross and Blue Shield plans, became subject to federal income tax. Among other provisions of the Internal Revenue Code, these plans were granted a special deduction (the “833(b) deduction”) for regular tax calculation purposes.

The 833(b) deduction is calculated as the excess of 25% of the incurred claim and claim adjustment expenses for the tax year over adjusted surplus, as defined, limited to taxable income. The amount of 833(b) deduction utilized in each tax year is accumulated in an adjusted surplus balance. Once the cumulative adjusted surplus balance exceeds the 833(b) deduction for the current taxable year, the deduction is eliminated. As a result of the 833(b) deduction, HealthChoice incurred no regular tax liability, but in profitable years, paid taxes at the alternative minimum tax rate of 20%.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

6. Income Taxes (continued)

During the fourth quarter of 2002, the Company reevaluated its tax position for financial statement purposes related to HealthChoice’s ability to utilize the Section 833(b) deduction and determined that when HealthChoice converted to a for-profit entity, its ability to utilize the Section 833(b) deduction was uncertain. No authority directly addresses whether a conversion transaction will render the 833(b) deduction unavailable. The Company is aware, however, that the Internal Revenue Service has taken the position related to other Blue Cross Blue Shield plans that a conversion could result in the inability of a Blue Cross Blue Shield plan to utilize the 833(b) deduction. In light of the absence of governing authority, while the Company continues to take the deduction on its tax returns after the conversion, the Company has assumed, for financial statement reporting purposes, that the deduction will be disallowed. Accordingly, the Company has recorded reserves of $77,000 representing the utilization of regular operating loss carryforwards and alternative minimum tax credit carryforwards for financial reporting purposes in excess of those utilized for tax purposes. The Company has not recognized any benefit in the current taxable year for the 833(b) deduction because the cumulative adjusted surplus balance exceeds the estimated available 833(b) deduction for the current taxable year.

The Company’s regular tax loss carryforwards for income tax purposes of $191,000 expire between the years 2003 and 2022. The Company’s alternative minimum tax credit carryforward of $173,000 has no expiration date.

As a result of the conversion to a for-profit accident and health insurance company in 2002, the Company adjusted its deferred tax assets for temporary differences related to Empire HealthChoice Assurance, Inc.’s liability for state and local taxes which resulted in the recognition of a $5,374 deferred tax asset. In May 2003, the New York State Legislature enacted budget legislation that eliminates the net income portion of the New York State franchise tax applicable to every insurance company other than life insurance companies effective January 1, 2003. As a result, the Company’s tax provision for the nine months ended September 30, 2003 was increased by $5,374, reflecting the reversal of the previously recorded deferred tax asset.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

7. Restructuring

During the second quarter of 2002, in connection with the Company’s information technology outsourcing agreement with International Business Machines Corporation (“IBM”) (see note 8), the Company began the implementation of a restructuring plan relating to its information technology personnel. Certain employees were involuntarily terminated in accordance with a plan of termination, certain employees were retained by the Company and certain employees were transitioned to IBM. Severance and other costs accrued at June 30, 2002 relating to the plan of termination were $5,351. Payments related to these costs of approximately $4,003 were made through September 30, 2003. To help retain its employees and to help IBM retain its newly transitioned employees, the Company offered stay bonuses for these individuals. The estimated maximum cost of these bonuses, assuming all individuals remain with the Company or IBM through the required dates, which range from 2003 to 2004, is approximately $8,518. The expense associated with the cost of these stay bonuses is recognized as employees provide service. Through September 30, 2003, approximately $7,669 was expensed for these bonuses and payments related to these costs of $3,101 were made.

In November 2002, as part of the Company’s continuing focus on increasing overall productivity, and in part as a result of the implementation of the information technology outsourcing strategy, the Company continued streamlining certain operations and adopted a plan to terminate approximately 500 employees across all segments of its business. Severance and other costs of $13,715 were accrued relating to the plan. Through September 30, 2003, payments related to these costs of $9,731 were made.

8. Information Technology Outsourcing

In June 2002, the Company entered into a ten-year outsourcing agreement with IBM. In September 2003, the section of the agreement that provides for IBM to assist the Company in developing new information technology systems was amended. The original agreement required the Company to purchase $65,000 of modernization services and equipment from IBM over a five-year term. Effective September 2003, the Company’s purchase requirement was reduced to $55,000 and the term extended to seven years.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

8. Information Technology Outsourcing (continued)

The Company’s remaining purchase obligation is as follows:

October- December 2003	$2,976
2004	14,000
2005	14,100
2006	9,900
2007	4,800
2008	1,200

Total	$46,976

The Company may defer the purchase of services beyond the target date, provided that to the extent purchases are delayed more than one year beyond the target year, the Company will pay a premium to IBM of 10% per annum of purchases so delayed. In addition, the Company agreed to refund price concessions granted under the original contract of $7,339 on or before December 1, 2003.

9. Contingencies

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

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

10. Segment Information

WellChoice has two reportable segments: commercial managed care and other insurance products and services. The commercial managed care segment includes group preferred provider organization, or PPO, health maintenance organization, or HMO (including Medicare+Choice), exclusive provider organization, or EPO, and other products (principally dental only coverage) as well as the Company’s New York City and New York State PPO business. The New York City and New York State PPO business accounts for approximately 31.6% of the Company’s earned premium for the nine months ended September 30, 2003.

The other insurance products and services segment consists of the Company’s traditional indemnity products, Medicare supplemental, individual hospital only and hospital and basic medical plans, state sponsored individual plans, government mandated individual plans and government contracts with Centers for Medicare and Medicaid Services, or CMS to act as a fiscal intermediary for Medicare Part A program beneficiaries and as a carrier for Medicare Part B program beneficiaries.

Income from continuing operations before income tax expense for the three and nine months ended September 30, 2003 included administrative expenses of $10,717 and $2,650, for the managed care and other insurance products and services segments respectively, related to unoccupied leased office space, see footnote 3.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

10. Segment Information (continued)

The reportable segments follow the Company’s method of internal reporting by products and services. Administrative expenses, investment income and other income, but not assets, are allocated to the segments. There are no intersegment sales or expenses.

	Commercial Managed Care	Other Insurance Products and Services	Total
Three months ended September 30, 2003
Revenues from external customers	$1,097,775	$225,346	$1,323,121
Investment income and net realized gains	14,242	2,475	16,717
Other revenue	(419)	(80)	(499)
Income from continuing operations before income tax expense	56,432	31,029	87,461

Three months ended September 30, 2002
Revenues from external customers	$966,808	$238,949	$1,205,757
Investment income and net realized gains	13,186	2,620	15,806
Other revenue	(297)	(62)	(359)
Income from continuing operations before income tax expense	72,637	14,587	87,224

Nine months ended September 30, 2003
Revenues from external customers	$3,245,701	$713,495	$3,959,196
Investment income and net realized gains	38,425	7,515	45,940
Other revenue	664	128	792
Income from continuing operations before income tax expense	208,435	47,445	255,880

Nine months ended September 30, 2002
Revenues from external customers	$2,929,354	$830,518	$3,759,872
Investment income and net realized gains	39,791	10,018	49,809
Other revenue	10,626	2,639	13,265
Income from continuing operations before income tax expense	193,278	33,742	227,020

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

10. Segment Information (continued)

The following table presents our revenue from external customers by products and services:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Revenues from external customers:
Commercial managed care
Premiums earned:
PPO	$646,363	$559,027	$1,903,095	$1,748,852
HMO	310,453	288,525	907,407	849,761
EPO	69,735	62,014	223,735	171,603
Other	2,289	968	4,412	2,423
Administrative service fees	68,935	56,274	207,052	156,715

Total commercial managed care	$1,097,775	966,808	3,245,701	2,929,354

Other insurance products and services:
Premiums earned:
Indemnity	79,477	63,765	242,549	303,895
Individual	100,979	127,203	341,686	384,785
Administrative service fees	44,890	47,981	129,260	141,838

Total other insurance products and services	225,346	238,949	713,495	830,518

Total revenues from external customers	$1,323,121	$1,205,757	$3,959,196	$3,759,872

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of

WellChoice, Inc.

We have reviewed the accompanying consolidated balance sheet of WellChoice, Inc. and subsidiaries (the “Company”) as of September 30, 2003, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the consolidated cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

October 10, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of WellChoice, Inc. and its subsidiaries (collectively, the “Company”) for the three and nine months ended September 30, 2003 and 2002. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

The statements contained in this discussion include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, or the PSLRA. When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases “believes,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

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

Overview

We are the largest health insurance company in the State of New York based on total preferred provider organization, or PPO, and health maintenance organization, or HMO, membership, which includes members under our insured and administrative services only, or self-funded, plans. We offer managed care and traditional indemnity products to approximately 4.8 million members. We have licenses with the Blue Cross Blue Shield Association which entitle us to the exclusive use of the Blue Cross and Blue Shield names and marks in ten counties in the New York City metropolitan area and in nine counties in upstate New York, the non-exclusive right to use the Blue Cross and Blue Shield names and marks in one upstate New York county, the exclusive right to only the Blue Cross name and mark in seven upstate New York counties and the non-exclusive right to only the Blue Cross name in four upstate New York counties. We market our products and services using these names and marks in our New York service areas. We also market our managed care products in 16 counties in New Jersey under the WellChoice brand.

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

Our cost of benefits provided expense consists primarily of claims paid and claims in process and pending to physicians, hospitals and other healthcare providers and includes an estimate of amounts incurred but not yet reported. These costs include payments to primary care physicians, specialists, hospitals, pharmacies, outpatient care facilities and the costs associated with managing the extent of such care. Administrative expenses consist primarily of compensation expenses, taxes on premiums earned, commission payments to brokers and other general business expenses.

We report our operating results as two business segments: commercial managed care and other insurance products and services. Our commercial managed care segment accounted for 85.0% of our membership as of September 30, 2003. Our commercial managed care segment includes group PPO, HMO, EPO, and other products (principally dental-only coverage) as well as our PPO business under our accounts with New York City and New York State. Our other insurance products and services segment consists of our indemnity products, individual products and government contracts with CMS to act as a fiscal intermediary and carrier. Our individual products include Medicare supplemental, state sponsored plans, government mandated individual plans and individual hospital-only and hospital and basic medical plans. We allocate administrative expenses, investment income and other income, but not assets, to our segments. Except when otherwise specifically stated or where the context requires, all references in this report to our membership include both our insured and self-funded membership. Our New York City and New York State account members are covered under insured plans.

Our future results of operations will depend in part on our ability to predict and control health care costs through underwriting criteria, utilization management, product design and negotiation of favorable provider and hospital contracts. Our ability to contain such costs may be adversely affected by changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups, acts of terrorism and bioterrorism or other catastrophes, including war, and numerous other factors. In addition, the regional concentration of our business may subject us to economic downturns in New York State and, in particular, the New York City metropolitan area. Our inability to mitigate any or all of the above-listed or other factors may adversely affect our future profitability.

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

New York State Budget Legislation. In May 2003, the New York State Legislature enacted budget legislation that has a direct impact us. Specifically, the new law contains the following provisions:

•	an increase, retroactive to January 1, 2003, in the premium tax rate for accident and health insurers to 1.75% from 1%, while eliminating the net income portion of the New York State franchise tax applicable to every insurance company other than life insurance companies;

•	an increase, effective July 1, 2003, in the assessment on an insurer, HMO or self-funded plan for hospital bad debts and charity care under the Health Care Reform Act to 8.85% from 8.18% of hospital claims;

•	a 5% increase, effective January 1, 2004, in the monthly per covered life assessment on an insurer, HMO or self-funded plan which reimburses hospitals for graduate medical care education expenses; and

•	an increase, effective June 1, 2003, in the combined New York State and New York City sales tax rate from 8.25% to 8.65%.

During the nine months ended September 30, 2003, the impact of the enacted legislation related to the increase in premium tax, the elimination of the income tax and the increase of the assessment related to bad debt and charity was to reduce our net income by approximately $4.5 million, or $0.05 per share. This impact was principally due to the reversal of deferred tax assets for temporary differences relating to state and local income taxes. Based on current membership data, we estimate the annualized impact of the increase in the covered life assessment for graduate medical expense will reduce our net income by approximately $1.0 million. The foregoing negative impacts to net income give effect to the recoupment of these expenses on the premiums charged to certain customers. We do not expect the enacted legislation related to the increase in sales tax to have a material impact on our financial results.

While we intend to mitigate the effects of the increased costs resulting from the New York State budget legislation through, among other things, increased premiums, we may not be successful in these efforts. It is also possible that our existing insured accounts could migrate to self-insured accounts where the administrative service fee revenues we receive from those customers are not subject to premium tax.

As a result of the elimination of the net income portion of the New York State franchise tax applicable to our New York accident and health insurance subsidiary, we expect to incur federal, state and local income taxes at the rate of approximately 40% of pre-tax net income.

Recent Developments

Medicare+Choice. In September 2003, we submitted a filing to CMS to continue to provide our Medicare+Choice product in the nine downstate New York counties in which we are currently approved to market this program. Our filing included benefit changes to our existing plan as well as filing an alternative benefit plan in response to the annual update in CMS payment rates, implementation of the new CMS risk adjustment payment model and market demands. These changes will become effective January 1, 2004, subject to approval by CMS. At September 30, 2003, we had 51,000 members enrolled in Medicare+Choice, or 1.3% of our commercial managed care membership. Medicare+Choice accounted for 10.6% of our commercial managed care revenue for the nine months ended September 30, 2003.

POS Product Launch. Consistent with our strategy to offer a broad continuum of managed care products in the New York market, we have recently introduced a point of service, or POS, product to employer groups, focused primarily on small and middle market customers. The product, Direct POS, provides members with the ability to utilize services on an in- or out-of-network basis. Our POS product has similar features to our Direct HMO product that permits members to access in-network specialists without a referral, and also allows members to access out-of-network providers in return for deductibles and/or co-insurance. We believe the POS product will complement our existing managed care product portfolio by offering employers an additional choice within our family of managed care products to meet the needs of their employees. Our ability to successfully market this product will depend in part upon our use of brokers in placing business with small and middle market accounts and we expect that it may take several quarters for brokers to gain familiarity with this product offering.

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

Revenue Recognition

Our membership contracts generally have one-year terms and are subject to cancellation upon 60 days written notice. Premiums are generally due monthly and are recognized as revenue during the period in which we are obligated to provide services to our members. We record premiums received prior to such periods as unearned premiums. We record premiums earned net of an allowance for doubtful accounts. Premiums recorded for groups with certain funding arrangements are based upon the actual and estimated claims experience of these groups. Future adjustments to the claims experience of these groups will result in changes in premium revenue. Our estimated claim experience is based on a number of factors, including prior claims experience. These estimates are continually reviewed and adjusted based on actual claims experience. Any changes in these estimates are included in current period results. Funds received from these groups in excess of premiums recorded are reflected as liabilities on our balance sheet.

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

We estimate claim reserves in accordance with Actuarial Standards of Practice promulgated by the Actuarial Standards Board, the committee of the American Academy of Actuaries that establishes the professional guidelines and standards for actuaries to follow. A considerable degree of judgment is involved in estimating reserves. We make assumptions regarding the propriety of using existing claims data as the basis for projecting future payments. Factors we consider include medical cost trends, the mix of products and benefits sold, internal processing changes and the amount of time it took to pay all of the benefits for claims from prior periods. To the extent the actual amount of these claims is greater than the estimated amount based on our underlying assumptions, such differences would be recorded as additional cost of benefits provided in subsequent accounting periods and our future earnings would be adversely affected. To the extent the claims experience is less than estimated based on our underlying assumptions, such differences would be recorded as a reduction in cost of benefits provided in subsequent accounting periods.

Management believes that the recorded unpaid claim liability is adequate to cover our ultimate liability for unpaid claims as of September 30, 2003. Actual claim payments and other items, however, may differ from established estimates. Assuming a hypothetical 1% difference between our September 30, 2003 estimates of unpaid claims and actual claims payable for prospectively rated business, net income for the three months ended September 30, 2003, would increase or decrease by approximately $1.6 million and earnings per share would increase or decrease by approximately $0.02 per share.

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

Selected Membership Data and Results of Operations

The following table sets forth selected membership data as of the dates set forth below:

	September 30,
(members in thousands)	2003	2002
Products and services:
Commercial managed care:
Group PPO, HMO, EPO and other(1)(2)	2,278	2,031
New York City and New York State PPO	1,802	1,787

Total commercial managed care	4,080	3,818

Other insurance products and services:
Indemnity	498	573
Individual	222	244

Total other insurance products and services	720	817

Overall total	4,800	4,635

Customers:
Large group	2,927	2,919
Small group and middle market	433	397
Individuals	273	300
National accounts	1,167	1,019

Overall total	4,800	4,635

Funding type:
Commercial managed care:
Insured	2,595	2,610
Self-funded	1,485	1,208

Total commercial managed care	4,080	3,818

Other insurance products and services:
Insured	420	476
Self-funded	300	341

Total other insurance products and services	720	817

Overall total	4,800	4,635

(1)	Our HMO product includes Medicare+Choice. As of September 30, 2003 and 2002, we had approximately 51,000 and 56,000 members, respectively, enrolled in Medicare+Choice.
(2)	“Other” principally consists of our members enrolled in dental only coverage.

As of September 30, 2003, total enrollment was 4.8 million members, of which, commercial managed care enrollment was 4.1 million members or 85.0% of total enrollment. Total enrollment and commercial managed care enrollment increased 3.6% and 6.9%, respectively, from September 30, 2002 to September 30, 2003. Our enrollment growth of 12.2%, or 247,000 members, in group PPO, HMO, EPO and other was primarily due to a combination of new national account customers in our PPO and EPO products and the migration of members enrolled in our indemnity products to our commercial managed care products. Enrollment in other insurance products and services declined 11.9% or approximately 97,000 members due, in part, to the continued migration of members to commercial managed care products. The migration of fully-insured business to self-funded business as well as new self-funded business resulted in a 2.3% decrease in fully-insured business and a 15.2% increase in self-funded business. The migration to self-funded business is most noticeable in large group PPO and indemnity products. New self-funded national account business accounted for 149,000 new members.

As of September 30, 2003, our New York State account covered approximately 989,000 members, or 20.6% of our total membership and 24.2% of our commercial managed care membership, and our New York City account covered approximately 813,000 members, or 16.9% of our total membership and 19.9% of our commercial managed care membership. We provide hospital-only coverage under both of these accounts. The pricing of our products provided to New York State and New York City has historically been renegotiated annually. Effective January 1, 2003, we agreed to new pricing with New York State covering a three-year period through December 31, 2005, though both parties retain the right to terminate the contract on six months’ notice. For more than a year, the New York City account has been subject to a competitive bid process in which we have participated, relating to a five-year contract. We had rates in place initially through December 31, 2002 and then new rates were negotiated for the first six months of 2003. In October 2003, we agreed to new rates with the City for the period from July 1, 2003 through June 30, 2004. However, we now expect the City to complete the competitive bid process regarding the five-year contract, sometime in the first half of 2004. The loss of one or both of the New York City and New York State accounts would result in reduced membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

The following table sets forth results of operations for each of our segments for the periods set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	($ in millions)
Commercial Managed Care:
Total revenue	$1,111.6	$979.7	$3,284.8	$2,979.8
Income from continuing operations before income tax expense	$56.5	$72.6	$208.4	$193.3
Medical loss ratio (1):
Commercial managed care total	86.6%	84.1%	86.1%	86.2%
Commercial managed care, excluding New York City and New York State PPO(2)	83.0%	79.8%	82.4%	82.3%
Administrative expense ratio (3)	15.0%	14.7%	14.2%	13.5%
Administrative expense ratio - premium equivalent basis (4)	9.5%	10.0%	9.2%	9.5%
Other Insurance Products and Services:
Total revenue	$227.7	$241.5	$721.1	$843.2
Income from continuing operations before income tax expense	$31.0	$14.6	$47.5	$33.7
Medical loss ratio (1)	71.9%	78.9%	81.1%	84.5%
Administrative expense ratio (3)	29.7%	31.9%	28.0%	27.4%
Administrative expense ratio - premium equivalent basis (4)	18.5%	19.2%	17.8%	17.3%

(1)	Medical loss ratio represents cost of benefits provided as a percentage of premiums earned.
(2)	We present commercial managed care medical loss ratio, excluding New York City and New York State PPO because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums relative to administrative expense and are retrospectively rated with a guaranteed administrative service fee. In addition, the size of these accounts distorts our performance when the total medical loss ratios are presented.
(3)	Administrative expense ratio represents administrative and conversion and IPO expenses as a percentage of premiums earned and administrative service fees.
(4)	Premium equivalents is the sum of premium earned, administrative service fees and the amount of paid claims attributable to our self-funded business pursuant to which we provide a range of customer services, including claims administration and billing and membership services. The following table sets forth our premium equivalent calculation:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	($ in millions)
Commercial Managed Care:
Premiums earned	$1,028.8	$910.5	$3,038.6	$2,772.6
Administrative service fees	68.9	56.3	207.1	156.7
Claims paid for our self-funded health business	638.9	451.5	1,742.0	1,208.8

Premium equivalents	$1,736.6	$1,418.3	$4,987.7	$4,138.1

Other Insurance Products and Services:
Premiums earned	$180.5	$191.0	$584.3	$688.7
Administrative service fees	44.9	48.0	129.2	141.8
Claims paid for our self-funded health business	137.0	158.2	411.8	487.3

Premium equivalents	$362.4	$397.2	$1,125.3	$1,317.8

Administrative expense ratio—premium equivalent basis is determined by dividing administrative and conversion and IPO expenses by premium equivalents for the relevant periods. We present the administrative expense ratio on a premium equivalent basis because that ratio enables us to measure administrative expenses relative to the entire volume of insured and self-funded business serviced by us and is commonly used in the health insurance industry to compare operating efficiency among companies.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Total revenue increased 9.7%, or $118.1 million, to $1,339.3 million for the three months ended September 30, 2003, from $1,221.2 million for the three months ended September 30, 2002 primarily due to an increase in premium and administrative service fee revenue, offset by a decrease in investment income.

Premium revenue increased $107.8 million, or 9.8%, to $1,209.3 million for the three months ended September 30, 2003, from $1,101.5 million for the three months ended September 30, 2002. The increase in premium revenue was primarily due to growth in our commercial managed care segment. Commercial managed care premium revenue was $1,028.8 million for the three months ended September 30, 2003, a 13.0% increase compared to the three months ended September 30, 2002. The increase in commercial managed care premium revenue was attributable to increased cost of benefits provided on our retrospectively rated contracts, rate increases in all products and membership growth. Premium revenue growth was partially offset by the anticipated decline in our other insurance products and services enrollment, establishment of a premium refund reserve related to our Medicare Supplemental product and the migration of insured large group PPO and indemnity contracts to self-funded contracts. On a per member per month, or PMPM basis, premium for the three months ended September 30, 2003 increased 11.9%, to $136.88 from $122.35 for the three months ended September 30, 2002. Commercial managed care PMPM premium increased to $134.35 for the three months ended September 30, 2003, from $118.42 for the three months ended September 30, 2002. Excluding the New York City and New York State PPO accounts, commercial managed care PMPM premium increased to $282.40 for the three months ended September 30, 2003, compared to $249.42 for the three months ended September 30, 2002.

Administrative service fee revenue increased 9.1%, or $9.5 million, to $113.8 million for the three months ended September 30, 2003, from $104.3 million for the three months ended September 30, 2002. The increase was primarily due to growth in self-funded commercial managed care membership and increased BlueCard fees. Approximately $11.1 million of the increase was driven by the migration of approximately 70,000 insured large group PPO and indemnity members to self-funded contracts and approximately 149,000 members from new national account customers, offset in part by a 12.0% decrease in self-funded indemnity membership and a $3.6 million decline in fees earned under our CMS contract for Medicare Part A and Part B programs. Total BlueCard fees increased 17.7% or $2.0 million, to $13.3 million for the three months ended September 30, 2003, from $11.3 million for the three months ended September 30, 2002 due to an increase in transaction volume.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income, decreased 11.3%, or $1.8 million, to $14.1 million for the three months ended

September 30, 2003, from $15.9 million for the three months ended September 30, 2002 due to lower interest rates. Net realized gains of $2.6 million for the three months ended September 30, 2003 was primarily the result of net gains on corporate bond sales, gains on the sale of equity investments and a net increase in the market value of warrants classified on our balance sheet as other long-term equity investments. There were no investment transactions that resulted in significant gains or losses for the three months ended September 30, 2002.

Other expense, net of $0.5 million for the three months ended September 30, 2003 consisted primarily of a recognized loss on the disposition of certain fixed assets and miscellaneous fees. Other expense, net of $0.4 million for the three months ended September 30, 2002 is primarily attributable to miscellaneous non-operating expenses.

Total cost of benefits provided increased 11.4%, or $104.3 million, to $1,020.3 million for the three months ended September 30, 2003, from $916.0 million for the three months ended September 30, 2002. This reflects a 13.5% increase in costs of benefits provided on a PMPM basis, offset by a 1.9% decline in member months due to the migration of membership from fully-insured to self-funded contracts. Total cost of benefits provided on a PMPM basis for the three months ended September 30, 2003 increased to $115.50 from $101.75 for the three months ended September 30, 2002. Commercial managed care cost of benefits provided on a PMPM basis increased 16.8% to $116.30 for the three months ended September 30, 2003, from $99.53 for the three months ended September 30, 2002. Excluding the New York City and New York State PPO accounts, commercial managed care cost of benefits provided on a PMPM basis increased 17.7% to $234.30 for the three month period ended September 30, 2003, from $199.03 for the three months ended September 30, 2002. Much of the increase is attributable to our retrospectively rated contracts that result in a concomitant increase in premium revenue PMPM. In addition, we experienced an increase in hospital claims for the three months ended September 30, 2003 resulting from a review of claim payments to one of our hospital systems. Excluding the impact of the hospital claim reviews, the cost of benefits provided on PMPM basis for our prospective contracts is consistent with the results of the prior two quarters of 2003. Costs of benefits provided in our other insurance products and services segment for the three months ended September 30, 2003 decreased 3.9%, on a PMPM basis, to $110.25 from $114.73 for the three months ended September 30, 2002 primarily due to recoveries related to the New York Market Stabilization Pools.

The total medical loss ratio increased to 84.4% for the three months ended September 30, 2003, from 83.2% for the three months ended September 30, 2002, resulting from an 11.9% increase in average premium yield, which is the change in PMPM premium, offset by, a 13.5% increase in PMPM cost of benefits provided. Cost of benefits provided, excluding the impact of the New York Market Stabilization Pool recoveries, for the three months ended September 30, 2003 and 2002 included $0.6 million and $10.0 million, respectively, of favorable prior period reserve development on prospectively rated contracts. The medical loss ratio in our commercial managed care segment increased to 86.6% for the three months ended September 30, 2003, from 84.1% for the three months ended September 30, 2002. Excluding the New York City and New York State PPO accounts (see note 2 to the table on page 25 of this report), the medical loss ratio in our commercial managed care segment increased to 83.0% for the three months ended September 30, 2003, from 79.8% for the three months ended September 30, 2002. The medical loss ratio for other insurance products and services decreased to 71.9% for the three months ended September 30, 2003, from 78.9% for the three months ended September 30, 2002, reflecting the net impact of recoveries from the New York Market Stabilization Pool in the three months ended September 30, 2003. Excluding these recoveries, the medical loss ratio for other insurance products and services for the quarter would have been 82.3%.

Administrative expenses increased 8.5%, or $18.1 million, to $231.5 million for the three months ended September 30, 2003, from $213.4 million for the three months ended September 30, 2002. During the third quarter, we concluded that certain unoccupied leased office space would not be utilized in the future. We intend to market this space for sublease. As a result, in accordance with Statement of Financial Accounting Standards No. 146 (SFAS146), “Accounting for Costs Associated with Exit or Disposal Activities”, we recognized an expense of $13.4 million, representing the net present value difference between the fair value of estimated sublease rentals and the remaining lease obligation for this space. In addition, we incurred increased premium and sales and use taxes of $16.2 million, resulting from our change in tax status due to our for-profit conversion. These increases were offset in part by a decrease in compensation expense of approximately $10.7 million from reduced staffing levels. Conversion and IPO expenses of $4.6 million were incurred during the three months ended September 30, 2002.

As a result of our transition from several temporarily leased facilities, which replaced our office at the World Trade Center, to a long-term facility in Brooklyn, New York (“Metrotech”) we incurred incremental occupancy costs of $3.4 million during the third quarter of 2003. We expect to incur an additional $1.8 million in incremental costs through the completion of the transition (December 2003). The incremental costs are the result of occupying both our temporary facilities and Metrotech during the transition.

Income from continuing operations before income taxes increased 0.3%, or $0.3 million, to $87.5 million for the three months ended September 30, 2003, from $87.2 million for the three months ended September 30, 2002. The income tax expense of $35.4 million reduced income from continuing operations and net income to $52.1 million for the three months ended September 30, 2003. The income tax benefit of $167.2 million (as described in note 6 to the financial statements) increased income from continuing operations and net income to $254.4 million for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Total revenue increased 4.8%, or $183.0 million, to $4,005.9 million for the nine months ended September 30, 2003, from $3,822.9 million for the nine months ended September 30, 2002 primarily due to an increase in premium and administrative service fee revenue, offset by decreases in investment and other income.

Premium revenue increased $161.6 million, or 4.7%, to $3,622.9 million for the nine months ended September 30, 2003, from $3,461.3 million for the nine months ended September 30, 2002. The increase in premium revenue was primarily due to growth in our commercial managed care segment. Commercial managed care premium revenue was $3,038.6 million for the nine months ended September 30, 2003, a 9.6% increase compared to the nine months ended September 30, 2002. The increase in commercial managed care premium revenue was attributable to increased cost of benefits provided on our retrospectively rated contracts, rate increases, and membership growth in our small group and middle market PPO and EPO customers. Premium revenue growth was partially offset by the anticipated decline in our other insurance products and services enrollment, establishment of a premium refund reserve related to our Medicare Supplemental product and the migration of insured large group PPO and indemnity contracts to self-funded contracts. On a PMPM basis, premium for the nine months ended September 30, 2003 increased 10.3%, to $135.50, from $122.83 for the nine months ended September 30, 2002. Commercial managed care PMPM premium increased to $131.50 for the nine months ended September 30, 2003, from $119.90 for the nine months ended September 30, 2002. Excluding the New York City and New York State PPO accounts, commercial managed care PMPM premium increased to $274.87 for the nine months ended September 30, 2003, compared to $247.81 for the nine months ended September 30, 2002.

Administrative service fee revenue increased 12.6%, or $37.7 million, to $336.3 million for the nine months ended September 30, 2003, from $298.6 million for the nine months ended September 30, 2002.

The increase was primarily due to growth in self-funded commercial managed care membership and increased BlueCard fees, offset in part by lower administrative service fees attributable to our CMS contract for the Medicare Part A and Part B programs. Approximately $32.6 million of the increase was a result of the migration of approximately 70,000 insured large group indemnity contracts to self-funded contracts and approximately 149,000 members from new national account customers, offset in part by a 12.0% decrease in self-funded indemnity membership. Total BlueCard fees increased 15.5% or $5.1 million, to $38.0 million for the nine months ended September 30, 2003, from $32.9 million for the nine months ended September 30, 2002 due to an increase in transaction volume.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income, decreased 22.6%, or $11.4 million, to $39.0 million for the nine months ended September 30, 2003, from $50.4 million for the nine months ended September 30, 2002 due to lower interest rates. Net realized gains of $6.9 million for the nine months ended September 30, 2003 were primarily the result of net gains on corporate bond sales, gains on the sale of equity investments and a net increase in the market value of warrants classified in our balance sheet as other long-term equity investments. There were no investment transactions that resulted in significant gains or losses for the nine months ended September 30, 2002.

Other income, net of $0.8 million for the nine months ended September 30, 2003, decreased $12.5 million from $13.3 million for the nine months ended September 30, 2002, due to non–recurring transactions during 2002. Specifically, the nine months ended September 30, 2002 included a gain of $8.0 million relating to insurance settlements for property and equipment lost at our World Trade Center headquarters, interest earned on advances to hospitals of $2.5 million, interest received on outstanding hospital advances previously considered uncollectible of $1.9 million and late payment fee income of $0.7 million.

Total cost of benefits provided increased 3.9%, or $116.4 million, to $3,089.4 million for the nine months ended September 30, 2003, from $2,973.0 million for the nine months ended September 30, 2002. This reflects a 9.5% increase in costs of benefits provided on a PMPM basis, offset by a 5.1% decline in member months due to the migration of membership from fully-insured to self-funded contracts. Total cost of benefits provided on a PMPM basis for the nine months ended September 30, 2003 increased to $115.55 from $105.50 for the nine months ended September 30, 2002. Commercial managed care cost of benefits provided on PMPM basis expense increased 9.5% to $113.19 for the nine months ended September 30, 2003, from $103.41 for the nine months ended September 30, 2002. Excluding the New York City and New York State PPO accounts, the commercial managed care cost of benefits provided on a PMPM basis expense increased 11.0% to $226.34 for the nine months ended September 30, 2003, from $203.85 for the nine months ended September 30, 2002. Costs of benefits provided in our other insurance products and services segment for the nine months ended September 30, 2003 increased 13.5%, on a PMPM basis, to $130.56 from $115.07 for the nine months ended September 30, 2002.

The total medical loss ratio decreased to 85.3% for the nine months ended September 30, 2003, from 85.9% for the nine months ended September 30, 2002, resulting from a 10.3% increase in average premium yield, which is the change in PMPM premium, offset by a 9.5% increase in PMPM cost of benefits provided. Cost of benefits provided for the nine months ended September 30, 2003 and 2002 included $30.2 million and $24.1 million, respectively, of favorable prior period reserve development on prospectively rated contracts. The medical loss ratio in our commercial managed care segment decreased to 86.1% for the nine months ended September 30, 2003, from 86.2% for the nine months ended September 30, 2002. Excluding the New York City and New York State PPO accounts (see note 2 to the table on page 25 of this report), the medical loss ratio in our commercial managed care segment increased to 82.4% for the nine months ended September 30, 2003, from 82.3% for the nine months ended September 30, 2002. The medical loss ratio for other insurance products and services decreased to 81.1%

for the nine months ended September 30, 2003, from 84.5% for the nine months ended September 30, 2002. The decrease was largely due to net recoveries from the New York Market Stabilization Pools which impacted premiums and claims in 2003. Excluding these recoveries, the medical loss ratio for other insurance products and services decreased to 84.2% for the nine months ended September 30, 2003, from 84.5% for the same period ending September 30, 2002.

Administrative expenses increased 7.5%, or $45.9 million, to $660.6 million for the nine months ended September 30, 2003, from $614.7 million for the nine months ended September 30, 2002. During the third quarter, we concluded that certain unoccupied leased office space would not be utilized in the future. We intend to market this space for sublease. As a result, in accordance with SFAS146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recognized an expense of $13.4 million, representing the net present value difference between the market value of estimated sublease rentals and the remaining lease obligation for this space. In addition, we incurred increased premium and sales and use taxes of $51.6 million, resulting from our change in tax status due to our for-profit conversion, increased professional fees of $21.9 million as a result of the IBM outsourcing agreement and increased corporate insurance policy expense of $9.0 million. These increases were offset in part by a decrease in compensation expense of approximately $44.6 million from reduced staffing levels and non-recurring restructuring expenses in 2002. Conversion and IPO expenses of $8.2 million were incurred during the nine months ended September 30, 2002.

Income from continuing operations before income taxes increased 12.7%, or $28.9 million, to $255.9 million for the nine months ended September 30, 2003, from $227.0 million for the nine months ended September 30, 2002. This improvement was primarily driven by increased self-funded commercial managed care membership and improved underwriting performance. The income tax expense of $107.3 million reduced income from continuing operations and net income to $148.6 million for the nine months ended September 30, 2003. The income tax benefit of $167.2 million (as described in note 6 to the financial statements) increased income from continuing operations to $394.2 million for the nine months ended September 30, 2002. Taking into account our loss from discontinued operations during 2002, our net income for the nine months ended September 30, 2002 was $393.1 million.

Liquidity and Capital Resources

WellChoice is a holding company and depends on its subsidiaries for cash and working capital to pay expenses. WellChoice receives cash from its subsidiaries from administrative and management service fees, as well as tax sharing payments and dividends. On June 17, 2003, the New York State Superintendent of Insurance, or Superintendent, approved the payment of a dividend to WellChoice from Empire in the amount of $140.0 million, which was paid on June 30, 2003. Dividends paid to WellChoice from its subsidiaries in 2002 totaled $225.0 million. These dividends have been accounted for as an equity transfer from a subsidiary to the parent of a consolidated group. In 2002, we received net proceeds of approximately $28.0 million, after deducting the underwriting discount from the exercise of the underwriters’ over-allotment option in our initial public offering. We used these proceeds from the exercise of the over-allotment option to pay offering and conversion expenses and for general corporate purposes.

“Free cash” at the parent holding company at September 30, 2003 was $300.0 million. “Free cash” at the parent holding company is derived from the stand-alone balance sheet of WellChoice, Inc. and is calculated as follows: cash and cash equivalents plus marketable securities less accounts payable and accrued expenses, managed cash overdrafts and amounts due to/from subsidiaries.

Our subsidiaries’ primary source of cash is from premiums and fees received and investment income. The primary uses of cash include healthcare benefit expenses, brokers’ and agents’ commissions and administrative expenses. We generally receive premium revenues in advance of anticipated claims for related healthcare services.

Our investment policies are designed to provide liquidity to meet anticipated payment obligations and to preserve principal. We believe the composition of our marketable investment portfolio is conservative, consisting primarily of high-rated, fixed income securities with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. The fixed income portfolio is comprised of U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. The average credit rating of our fixed income portfolio as of September 30, 2003 was “AA+.” A portion of the fixed income portfolio is designated as short-term and is intended to cover near-term cash flow needs. Our marketable equity portfolio as of September 30, 2003 consisted of an investment in a mutual fund indexed to the S&P 500, our common stock investment in WebMD, our investment in non-redeemable preferred stock of several companies and equity investments held in our nonqualified deferred compensation plans. As of September 30, 2003 our marketable equity portfolio was 4.6% of the total marketable investment portfolio.

On October 16, 2003, we renewed our existing credit and guaranty agreement with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which provides us with a credit facility. We are able to borrow under the credit facility for general working capital purposes. The total outstanding amounts under the credit facility cannot exceed $100.0 million. The facility has a term of 364 days with a current maturity date of October 15, 2004, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at our option, at The Bank of New York’s prime commercial rate (or, if greater, 0.50% plus the federal funds rate) as in effect from time to time plus a margin of between zero and 1.0%, or LIBOR plus a margin of between 1.125% and 2.250%, with the applicable margin to be determined based on our financial strength rating. As of September 30, 2003, there were no funds drawn against this line of credit.

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

The ability of our insurance and HMO subsidiaries to pay dividends to us is subject to regulatory requirements, including state insurance laws and health department regulations and regulatory surplus or admitted asset requirements, respectively. These laws and regulations require the approval of the applicable state insurance department or health regulators in order to pay any proposed dividend over a certain amount. For example, any proposed dividend to WellChoice from Empire, which, together with other dividends paid within the preceding twelve-month period, exceeds the lesser of 10% of its surplus to policyholders or 100% of adjusted net investment income will be subject to approval by the New York State Insurance Department. The provisions of our Blue Cross and Blue Shield licenses also may limit our ability to obtain dividends or other cash payments from our subsidiaries as they require our licensed subsidiaries to retain certain levels of minimum surplus and liquidity.

We believe that cash flow from our operations and our cash and investment balances, including the proceeds of the dividend mentioned above, will be sufficient to fund continuing operations and capital expenditures for at least the next twelve months.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Cash from operating activities increased $149.8 million to $228.0 million for the nine months ended September 30, 2003, from $78.2 million for the nine months ended September 30, 2002. The increase in cash from operating activities is principally due to increased income from continuing operations before income taxes, a return of advance premium held related to our New York State account of $36.3 compared to a $75.8 million return of advanced premium for the nine months ended September 30, 2002, a collection of $49.0 from the market stabilization and stop-loss pools for the nine month ended September 30, 2003 compared to $11.6 million for the nine months ended September 30, 2002, increased group and other contract liabilities of $31.9 million and increased accounts payable and accrued expenses of $19.5 million, due primarily to the timing of cash disbursements for administrative expenses.

Net cash provided by investing activities of $76.1 million for the nine months ended September 30, 2003, compared to cash used in investment activities of $123.7 million for the nine months ended September 30, 2002, resulted primarily from the sale of investments exceeding purchases as a result of bonds in our investment portfolio being called due to declining interest rates. Cash received for these bonds was reinvested in cash equivalents. Fixed asset purchases for the nine months ended September 30, 2003 were $42.4 million, of which $34.0 million was spent on leasehold improvements and capital expenditures to prepare Metrotech for occupancy beginning September, 2003. Fixed asset purchases for the nine months ended September 30, 2002 were $27.9 million, of which $0.3 million was spent on capital expenditures to prepare Metrotech for occupancy beginning September, 2003. We anticipate that we will incur an additional $7.6 million in leasehold improvement costs and related capital expenditures at Metrotech.

Net cash provided by financing activities of $1.6 million for the nine months ended September 30, 2003 increased $3.4 million compared to cash used in financing activities of $1.8 million for the nine months ended September 30, 2002 due to new capital leases related to office equipment.

Market Stabilization Pools

The New York State Community Rating Law (the “Community Rating Law”) requires insurers and HMOs writing small employer (groups with less than 50 eligible employees) and individual (non-group) business to participate in certain market stabilization pools (“Pools”). Under the Community Rating Law there are two major Pools: a pool for individual and small group contracts excluding Medicare Supplemental contracts (“non-Med Supp Pool”) and a pool for Medicare Supplemental contracts (“Med Supp Pool”). Both Pools operate on a calendar year basis.

For Pool years prior to 1996, payments to and from the Pools were based on demographic data submitted by insurers. The non-Med Supp Pool also contained a component that reimbursed insurers for a portion of claim costs related to certain specified medical conditions. Effective January 1, 1996, the Community Rating Law was amended. The Community Rating Law, as amended, changed the pooling mechanism from one based on demographics and specified medical conditions to a method based on the experience for approximately fifty medical markers on medical conditions.

The revised Community Rating Law required that the demographic and specified medical conditions approach be phased out over a four-year period. The revised methodology is complex and, as a result, implementing regulations were not issued until 2002. During this period, an interim method to distribute the portion of the Pools based on the new methodology for non-Med Supp Pool funds was developed for Pool years 1996 through 1998. Also during this time, the New York State Insurance Department determined that the demographic approach was permissible under the 1996 law and would continue to be the method used for the Med Supp Pool. To date, distributions for the portion of the Pools based on the new methodology have been made through Pool year 1998 from the non-Med Supp Pool, and through Pool year 1996 from the Med Supp Pool.

As of September 30, 2003, we have not established a receivable or payable for non-Med Supp Pool years 1999 through 2003 and Med Supp Pool years 1997 through 1999, due to the general uncertainty surrounding the ultimate disposition of payments to or receipts from the Pools and the lack of data necessary to appropriately estimate such amounts. Our ultimate payment to or receipts from these Pools may have a material impact to our financial statements.

In August 2003, we received a distribution from the Pool for Med Supp Pool years 2000, 2001 and 2002 of $12.6 million, $12.8 million, and $12.8 million, respectively. We had established a receivable and corresponding premium stabilization reserve, established to ameliorate future Medicare Supplemental rate increases, for these amounts in June 2003. In August 2003, the Department clarified the manner and extent to which the policyholders are to receive the benefit of the distribution. As a result, we eliminated our estimated premium stabilization reserve during the third quarter and recognized $15.3 million of the distribution as income and recorded an estimated premium refund liability of $19.6 million.

IBM Agreement

In June 2002, we entered into a ten-year agreement with IBM to modernize our systems applications and operate our data center and technical help desk. Our payments to IBM for operating our data center and technical help desk will be based upon actual utilization of services billed at the rates established in the agreement. Under the terms of the contract, we are working jointly with IBM to modernize our systems applications, centered around a new claims payment system being developed by deNovis, Inc., a privately held startup company, in coordination with IBM and which will be licensed to us in perpetuity. The system is expected to be ready for acceptance by us in accordance with its specifications no earlier than 2005. Subject to the successful completion and acceptance of the claims payment system, we will pay $50.0 million for a perpetual license granted by IBM, which includes custom development fees. Under the agreement with IBM, we are scheduled to pay $25.0 million of this fee in four equal installments upon the achievement of specified milestones, the last of which is our acceptance of the claims payment system. The remaining $25.0 million will be paid one year following the date we accept the claims payment system. Following the expiration of the one-year warranty period which begins upon the payment of the final installment, we will pay IBM an annual fee of $10.0 million for maintenance and support services.

The agreement also provides for IBM to assist us in modernizing our other systems. In connection with these services, we had agreed to purchase $65.0 million in modernization and other additional services from IBM (including integration services provided by IBM in connection with the claims payment system) over a five-year period beginning in 2002, with annual target purchase rates through 2006. In September 2003, IBM and we agreed to reduce our commitment by $10.0 million to $55.0 million and to spread out the annual target purchase rate over a seven-year period. The balance of our commitment over the remainder of the seven-year period is as follows:

($ in millions)	October - December 2003	2004	2005	2006	2007	2008	Total
Target purchase rate	$3.0	$14.0	$14.1	$9.9	$4.8	$1.2	$47.0

In addition, we agreed to refund price concessions granted under the original contract of $7.3 on or before December 1, 2003. We may defer the purchase of services beyond the target date, provided that to the extent we delay purchases more than one year beyond the target year, the aggregate purchase commitment will be increased by an amount equal to 10% per annum of purchases so delayed. The amount that we will actually spend for these additional services could be less or greater than the annual target purchase rate, though over the term we anticipate that the amount we will actually spend for these services could be significantly greater than those contractual minimums. We expect that our spending on modernization and additional IBM services will continue to be at levels consistent with our overall expectations of administrative expenses as a percentage of premiums earned and administrative service fees.

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

Other long-term equity investments, include joint ventures, which are accounted for under the equity method, and derivative instruments, which are accounted for at fair value.

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

Interest Rate Risk

Interest rate risk is defined as the potential for economic losses on fixed-rate securities due to an adverse change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and policyholders’ surplus. Further, we do not engage in the use of derivatives to manage interest rate risk. A hypothetical increase in interest rates of 100 basis points would result in an estimated decrease in the fair value of the fixed income portfolio at September 30, 2003 of approximately $65.2 million.

Credit Quality Risk

Credit quality risk is defined as the risk of a credit downgrade to an individual fixed income security and the potential loss attributable to that downgrade. We manage this risk through our investment policy, which establishes credit quality limitations on the overall portfolio as well as dollar limits for individual issuers. The result is a well-diversified portfolio of fixed income securities, with an average credit rating of approximately “AA+.”

Equity Price Risk

Equity price risk for stocks is defined as the potential for economic losses due to an adverse change in equity prices. Equity risk exposure is managed through our investment in an indexed mutual fund. Specifically, we are invested in ML S&P 500 Index LLC, which is an S&P 500 index mutual fund, resulting in a well-diversified and liquid portfolio that replicates the risk and performance of the broad U.S. stock market. We also hold a direct common stock investment in WebMD and investments in non-redeemable preferred stock of several companies. Our investment in non-redeemable preferred stock is managed in conjunction with our fixed maturity portfolio. In addition, our equity portfolio includes equity investments held in our nonqualified executive deferred compensation plans. We estimate our equity price risk from a hypothetical 10% decline in the S&P 500 and the relative effect of that decline in the value of our marketable equity portfolio at September 30, 2003 to be a decrease in fair value of $4.6 million.

Fixed Income Securities

Our fixed income strategy is to construct and manage a high quality, diversified portfolio of securities. Additionally, our investment policy establishes minimum quality and diversification requirements resulting in an average credit rating of approximately “AA+.” The average duration of our fixed income portfolio as of September 30, 2003 is 3.0 years.

Item 4. Controls and Procedures.

(a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Consumers Union of the U.S., Inc. et. al.    On August 21, 2002, Consumers Union of the U.S., Inc., the New York Statewide Senior Action Council and several other groups and individuals filed a lawsuit in New York Supreme Court against the State of New York, the Superintendent, The New York Public Asset Fund, or the Fund, HealthChoice and its board of directors, among others, challenging Chapter One of the New York Laws of 2002, which provided an express statutory right for HealthChoice to convert to a for-profit accident and health insurer and which we refer to as the Conversion Legislation. The plaintiffs challenged the Conversion Legislation on several constitutional grounds, including that it impairs the plaintiffs’ contractual rights, it impairs the plaintiffs’ property rights without due process of law, and constitutes an unreasonable taking of property. In addition, the lawsuit alleges that HealthChoice has violated Section 510 of the New York Not-For-Profit Corporation Law and that the directors of HealthChoice breached their fiduciary duties, among other things, in approving the plan of conversion. The complaint seeks a permanent injunction against the conversion or portions thereof, including a redirection of the proceeds received from the sale of shares by our largest stockholder, the Fund, to uses that are charitable in nature.

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

On November 6, 2002, pursuant to a motion filed by plaintiffs, the New York Supreme Court issued a temporary restraining order enjoining and restraining the transfer of the proceeds of the sale of common stock by the selling stockholders in our initial public offering to the Fund or Foundation or to the State or any of its agencies or instrumentalities. The court also ordered that such proceeds be deposited with the Comptroller of the State of New York pending the outcome of this action. The court did not enjoin WellChoice, HealthChoice or the other defendants from completing the conversion or the initial public offering or the receipt by WellChoice of the net proceeds from its issuance and sale of shares in the initial public offering. A court conference was held on November 26, 2002, at which time the motion to dismiss and the motion to convert the temporary restraining order into a preliminary injunction were deemed submitted. On March 6, 2003, the court delivered its decision dated February 28, 2003, in which it dismissed all of the plaintiffs’ claims in the complaint. The decision granted two of the plaintiffs, Consumers Union and one other group, leave to replead the complaint within 30 days of the decision to allege that the Conversion Legislation violates the State Constitution on the ground that it applies exclusively to HealthChoice.

On April 1, 2003, the plaintiffs served an amended complaint, asserting the State constitutional claim as suggested in the court’s decision. The amended complaint seeks to invalidate the Conversion Legislation and to rescind the Company’s initial public offering. The plaintiffs also appealed the court’s decision to dismiss but have not yet perfected their appeal. On May 28, 2003, the defendants filed motions to dismiss the amended complaint in its entirety, for failure to state a claim. On October 1, 2003, the court dismissed all claims against the individual members of the Board of Directors of HealthChoice, but denied defendants’ motions to dismiss the amended complaint. In its decision, the court stated that the plaintiffs’ decision to limit their request for preliminary relief to restraining the disposition of the selling stockholders’ proceeds of the initial public offering, but not to block the offering, may affect such ultimate relief as may be granted in the action. The parties have agreed to stay the lower court proceedings, pending resolution of defendants’ appeal of the court’s decision and plaintiffs’ earlier appeal of the court’s dismissal of all claims in the initial complaint to the New York State Appellate Division. Pending a further order of the court, the temporary restraining order remains in effect and the plaintiff’s motion for a preliminary injunction is deferred .

Thomas, et al. v. Empire, et al.    By a summons dated June 5, 2003 and a complaint dated May 22, 2003, and served upon Empire on June 10, 2003, this putative class action was commenced in the United States District Court for the Southern District of Florida, Miami Division. In addition to Empire, the other named defendants in Thomas are the Blue Cross Blue Shield Association and substantially all of the other Blue plans in the country. The named plaintiffs, Drs. Thomas and Michael Kutell and the Connecticut State Medical Society, bring this case on their own behalf and also purport to bring it on behalf of similarly situated physicians and seek damages and injunctive relief to redress their claim of economic losses which they allege is the result of defendants, on their own and as part of a common scheme, systemically denying, delaying and diminishing claim payments. More specifically, plaintiffs allege that the defendants deny payment based upon cost or actuarial criteria rather than medical necessity or coverage, improperly downcode and bundle claims, refuse to recognize modifiers, intentionally delay payment by pending otherwise payable claims and through calculated understaffing, use explanation of benefits, or EOBs, that fraudulently conceal the true nature of what was processed and paid and, finally, by use of capitation agreements which are structured to frustrate a provider’s ability to maximize reimbursement under the capitated agreement. The plaintiffs allege that the co-conspirators include not only the named defendants but also other insurance companies, trade associations and related entities such as Milliman and Robertson (actuarial firm), McKesson (claims processing software company), National Committee for Quality Assurance, Health Insurance Association of America, the American Association of Health Plans and the Coalition for Quality Healthcare. In additional to asserting a claim for declaratory and injunctive relief to prevent future damages, plaintiffs assert several causes of action based upon civil RICO and mail fraud.

On August 13, 2003, plaintiffs served an amended complaint, adding several medical societies as additional plaintiffs and a cause of action based upon an assignment of benefits. On September 2, 2003, defendants, including Empire, filed a joint motion to dismiss on various grounds, including failure to state a claim, failure to allege fraud with the requisite particularity, and, with respect to certain plaintiffs, lack of standing. The plaintiffs’ response to the defendants’ motion to dismiss is due on or before November 3, 2003.

In October 2003, the action was transferred to District Court Judge Federico Moreno, who also presides over Shane v. Humana, et al., a class-action lawsuit brought against other insurers and HMOs on behalf of health care providers nationwide. The Thomas case involves allegations similar to those made in the Shane action.

Item 5.	Other Information.

On September 3, 2003, David A. Florman, Senior Vice President, Medical Delivery Systems and Medicare Risk, resigned and his responsibilities were assigned to other members of the senior management team.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits to this report are being filed with this report (other than Exhibit 32.1 and 32.2, which are being furnished with this report):

Exhibit No.	Description

10.26	Second Amendment dated October 16, 2003, to Credit and Guaranty Agreement dated as of October 17, 2002

10.27	Change in Control Retention Agreement dated as of April 30, 2003 between WellChoice, Inc. and Gloria McCarthy

15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Current Reports on Form 8-K.

On July 24, 2003, we filed with the Commission a Current Report on Form 8-K dated July 24, 2003, disclosing under Item 9 and 12 our earnings for the three months ended June 30, 2003 and certain non-GAAP financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2003	WELLCHOICE, INC.
(Registrant)

	By:	/s/ JOHN W. REMSHARD
John W. Remshard Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

10.26	Second Amendment dated October 16, 2003, to Credit and Guaranty Agreement dated as of October 17, 2002

10.27	Change in Control Retention Agreement dated as of April 30, 2003 between WellChoice, Inc. and Gloria McCarthy

15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002