Form 10-K
period 2003-12-31
WELLCHOICE INC
filed 2004-02-12
CIK 1184702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

For the Fiscal Year ended December 31, 2003	Commission File Number 001-31513

WELLCHOICE, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0901607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
11 West 42nd Street New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 476-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of our common stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the common stock on June 30, 2003, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $656,137,687, assuming solely for the purposes of this calculation that The New York Public Asset Fund and all directors and executive officers of the registrant are “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, as of February 2, 2004 was 83,671,946 shares of common stock, $0.01 par value, and one share of Class B common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Some of the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement, in connection with the registrant’s 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than April 30, 2004 (the “Proxy Statement”).

WELLCHOICE, INC.

i

PART I

Item 1. Business.

In this report, “WellChoice,” “Company,” “registrant,” “we,” “us,” and “our” refer to WellChoice, Inc., a Delaware corporation, and as the context requires, its subsidiaries.

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that include information about possible or assumed future sales, results of operations, developments, regulatory approvals or other circumstances. Statements that use the terms “believe,” “expect,” “plan,” “intend,” “estimate,” “anticipate,” “project,” “may,” “will,” “shall,” “should” and similar expressions, whether in the positive or negative, are intended to identify forward-looking statements. All forward-looking statements in this report are based on management’s estimates, assumptions and projections and are subject to significant risks and uncertainties, many of which are beyond our control. Important risk factors could cause actual future results and other future events to differ materially from those estimated by management. Those risks and uncertainties include but are not limited to:

•	our ability to accurately predict health care costs and to manage those costs through underwriting criteria, quality initiatives and medical management;

•	product design and negotiation of favorable provider reimbursement rates;

•	our ability to maintain or increase our premium rates;

•	possible reductions in enrollment in our health insurance programs or changes in membership;

•	the regional concentration of our business in the New York metropolitan area and the effects of economic downturns in that region or generally;

•	future bio-terrorist activity or other potential public health epidemics;

•	the impact of health care reform and other regulatory matters;

•	the outcome of litigation; and

•	the potential loss of our New York City account.

For a more detailed discussion of these and other important factors that may materially affect WellChoice, please see our existing and future filings with the Commission, including the risk factors set forth in “Item 1. Business – Additional Factors That May Affect Future Results of Operations” and those contained in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements.

***

Our website address is www.wellchoice.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission.

Company Overview

We are the largest health insurance company in the State of New York based on preferred provider organization, or PPO, and health maintenance organization, or HMO, membership. At December 31, 2003, we served approximately 4.8 million members through our service areas. Our service areas include 10 downstate New York counties which we refer to as the “New York City metropolitan area,” where we hold a leading market position covering over 21% of the population, upstate New York and New Jersey. We offer a broad portfolio of managed care and insurance products primarily to private and public employers through a variety of funding arrangements, including insured and self-funded, or administrative services only (ASO). Our managed care product offerings include:

•	health maintenance organizations, or HMOs;

•	preferred provider organizations, or PPOs;

•	exclusive provider organizations, or EPOs;

•	point of service, or POS, products; and

•	dental-only coverage.

We have a broad customer base. Among our customers are large groups of more than 500 employees, which include employees of New York State and New York City as well as labor unions; middle market groups, ranging from 51 to 500 employees; small groups, ranging from two to 50 employees; and individuals. We also serve approximately 1.1 million members through our national accounts, generally large, multi-state employers, including many Fortune 500 companies.

We have the exclusive right to use the Blue Cross and Blue Shield names and marks for all of our health benefits products in ten counties in the New York City metropolitan area and in six counties in upstate New York and the non-exclusive right to use these names and marks in one upstate New York county. In addition, we have an exclusive right to use only the Blue Cross names and marks in seven counties in our upstate New York service area and a nonexclusive right to use only the Blue Cross names and marks in an additional four upstate New York counties. Our membership in the Blue Cross Blue Shield Association also enables us to provide our PPO, EPO and indemnity members access to the national network of providers through the BlueCard program. This program allows these members access to in-network benefits through the networks of Blue Cross Blue Shield plans throughout the United States and over 200 foreign countries and territories. Substantially all of our revenues, and nearly all of our membership, is derived from the sale of our Blue Cross Blue Shield products and services.

Industry Overview

The managed health care industry has experienced significant change during the past decade. The increasing focus on health care costs by employers, the government and consumers has led to the growth of alternatives to traditional indemnity health insurance. HMO, PPO, EPO and POS plans are among the various forms of managed care products that have developed in response to these market pressures. Under these arrangements, the cost of health care is contained, in part, by negotiating contracts with hospitals, physicians and other providers to deliver care at favorable rates and adopting programs to ensure that appropriate and cost-effective care is provided.

In addition, economic factors and greater consumer awareness have resulted in the increasing popularity of products that offer larger, more extensive networks, more member choice related to coverage and the ability to self-refer within those networks. There is also a growing preference for greater flexibility to assume larger deductibles and co-payments in exchange for lower premiums. At the same time, organizations and individuals are placing an increased focus on the quality of health care and the level of sophistication and customer service in delivering service. Employer groups and providers are also demanding prompt and accurate payment of claims, including automated claims payment options. There is also a growing preference for national accounts and other large groups to fund their health care costs themselves rather than purchase an insured product.

The Blue Cross Blue Shield Association and its member plans also have undergone significant change. Historically, most states had at least one Blue Cross (hospital coverage) and a separate Blue Shield (physician coverage) company. Prior to the mid-1980s, there were more than 125 separate Blue Cross and/or Blue Shield companies, which we sometimes refer to as “Blue” plans. Many of these organizations have merged, reducing the number of Blue plans to 41 as of December 2003. We expect this trend to continue, with plans merging or affiliating to address capital needs and other competitive pressures. At the same time, the number of people enrolled in Blue Cross Blue Shield plans has been steadily increasing, from 65.6 million in 1995 to 88.7 million at September 30, 2003 nationwide.

The Blue Cross Blue Shield plans work together in a number of ways that create significant market advantages, especially when competing for large, multi-state employer groups. For example, all Blue Cross Blue Shield plans participate in the BlueCard program, which effectively creates a national “Blue” network. Each plan is able to take advantage of other Blue Cross Blue Shield plans’ broad provider networks and negotiated provider reimbursement rates. Utilizing the BlueCard program, an indemnity, PPO or EPO member of one plan who lives or travels outside of the state in which the policy under which he or she is covered may obtain health care services from a provider that has contracted with the Blue Cross Blue Shield plan in the locale in which such member is then situated. This makes it possible for individual Blue Cross Blue Shield plans to compete for national accounts business with other non-“Blue” plans with nationwide networks.

Our Strategy

Our goal is to be the leading health insurer in the New York marketplace and surrounding areas. In recent years, we have implemented strategic changes to achieve this goal, including shifting our membership base from purchasers of mainly traditional indemnity products to more innovative managed care products and consolidating our claims payment systems. We plan to continue to maintain and improve our market position and financial performance by executing the following strategy:

•	Capitalize on Growth Opportunities.

— Offer a broad spectrum of managed care products in our local markets. We intend to continue to grow our business in our local markets, particularly in the small group and middle market customer segment, by maintaining, developing and offering the broad continuum of managed care products that the New York market demands. Generally, the breadth and flexibility of our benefit plan options are designed to appeal to a variety of employer groups and individuals with differing product and service preferences. We believe that customer needs will continue to change, requiring us to increase the variety of products we offer. Product variations will include freedom in selecting providers, cost sharing, scope of coverage and the degree of medical management. For example, during 2003, we launched a POS product to employer groups, primarily focused on small and middle market customers.

— Grow our national accounts business. We view national accounts as an attractive growth opportunity, as this group represents approximately 36% of employed persons in the United States. We believe our position in the New York City metropolitan area, where a significant number of national businesses have headquarters, provides us with a competitive advantage in our efforts to grow this business. In addition, we intend to continue to grow our national accounts business through the promotion of the BlueCard program.

— Expand geographically. We also intend to pursue expansion opportunities, especially those in or adjacent to our current service areas. We believe that we have developed an expertise in systems migration, network development, marketing, underwriting and cost control that is transferable to attractive markets within and outside New York and which positions us to take advantage of opportunities that may arise as the consolidation of the health insurance industry continues.

•	Leverage the Strength of the Blue Cross and Blue Shield Brands. We believe that our license to use the Blue Cross and Blue Shield names and marks gives us a significant competitive advantage in New York, and we intend to continue to promote the value of these brands to attract additional customers and members.

•	Continue to Promote the Use of Medical Information to Offer Innovative Products and Services to Members and Providers. We intend to be a leader in the use of medical information to facilitate and enhance communications and delivery of service among employers, employees and other health care providers. We believe that our members will increasingly desire and demand ready access to a repository of comprehensive, accurate and secure medical and health-related information that can be transmitted by the member to physicians and medical institutions.

•	Reduce Costs through Operational Excellence. We are seeking to achieve operational excellence by improving delivery of service, customer satisfaction and financial results through high levels of performance accompanied by cost containment.

Our New York Regional Markets

New York is the third most populous state in the United States, with a total population of approximately 19.2 million, according to the most recent U.S. census estimates. We believe we can increase our market share through focused marketing efforts on a cost effective basis, given the high population density in selected markets such as the New York City metropolitan area. The New York marketplace is comprised of a diverse customer base requiring a broad range of product offerings, and we believe our extensive experience and history of operating in this unique marketplace combined with our leading market share and brand recognition provides us with a distinct competitive advantage.

We operate in 28 counties in eastern New York, including the ten counties in the New York City metropolitan area, and 16 counties in New Jersey.

In our New York service area, we provide our products and services utilizing one or both of the Blue Cross Blue Shield brands through our indirect, wholly owned subsidiaries, Empire HealthChoice Assurance, or Empire, a New York licensed accident and health insurer, and Empire HealthChoice HMO, a New York licensed HMO. We utilize these brands to market to local groups and individuals in our New York service area as well as to national account customers. As of December 31, 2003, approximately 23.3% of our members were covered under national accounts. The national accounts are generally self-funded accounts to which we provide our products on an ASO basis with their employees having access to a nationwide network of providers through the BlueCard program.

Our New Jersey operations are operated under the WellChoice brand comprised of WellChoice Insurance of New Jersey and Empire HealthChoice HMO d/b/a WellChoice HMO of New Jersey, which engages in managed care business in New Jersey. Our New Jersey operations were launched in 1998 and offer a comprehensive network of providers across Northern, Central New Jersey and the Southern New Jersey counties of Burlington, Camden and Ocean.

The following table demonstrates our service areas by region (including in New Jersey), population (based on 2002 U.S. Census Bureau estimates), membership by residence (as of December 31, 2003) and branding:

Region	Counties	Population	Membership(1)		Branding
		(in thousands)	(in thousands)
New York City Metropolitan area	New York, Bronx, Richmond, Queens, Kings, Nassau, Suffolk, Westchester, Rockland, Putnam	12,215	2,578		Exclusive licenses to use Blue Cross and Blue Shield names and marks

Upstate New York	Dutchess, Orange, Sullivan, Ulster, Columbia, Greene	1,011	251		Exclusive licenses to use the Blue Cross and Blue Shield names and marks

	Delaware	47	6		Non-exclusive licenses to use the Blue Cross and Blue Shield names and marks

	Albany, Rensselaer, Saratoga, Schenectady, Schoharie, Warren, Washington	960	171		Exclusive license to use only the Blue Cross names and marks

	Clinton, Essex, Fulton, Montgomery	224	31		Non-exclusive license to use only the Blue Cross names and marks

New Jersey	Bergen, Burlington, Camden, Essex, Hudson, Hunterdon, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Sussex, Union, Warren	7,755	241	(2)	WellChoice

(1)	The membership in the table excludes the approximately 1.5 million members that reside outside of our New York and New Jersey service areas.
(2)	Of this membership, approximately 220,000 members are covered by group policies issued by our New York operations and the approximately 21,000 member balance are members of our WellChoice NJ operations.

Health Care Benefits, Products and Services

We offer a wide range of health insurance products. Our offerings include managed care products consisting of HMO, POS, PPO and EPO plans and traditional indemnity products. Our principal health products are offered both on an insured and, except with respect to our HMO products, self-funded, or ASO basis and, in some instances, a combination of insured and self-funded.

The following table illustrates our health benefits membership by product as of December 31, 2003:

	Membership	Percentage
	(in thousands)
Commercial managed care:
Group PPO, HMO, EPO and other(1)(2)	2,301	48.4%
New York City and New York State PPO	1,805	38.0

Total commercial managed care	4,106	86.4

Other insurance products and services:
Indemnity	428	9.0
Individual	220	4.6

Total other insurance products and services	648	13.6

Overall total	4,754	100.0%

(1)	Our HMO product includes Medicare+Choice. As of December 31, 2003, we had approximately 50,000 members enrolled in Medicare+Choice.
(2)	“Other” principally consists of our members enrolled in dental only coverage and includes POS members.

Revenues from external customers, investment income and realized gains, other revenue and income from continuing operations before income tax expense attributable to each of our reportable segments are set forth in Note 17 to the Consolidated Financial Statements, which are included elsewhere in this report. Assets are not allocated to the segments. We do not have intersegment sales or expenses.

Commercial Managed Care Products

Managed care generally refers to a method of integrating the financing and delivery of health care within a system that manages the cost, accessibility and quality of care. Managed care products can be further differentiated by the types of provider networks offered, the ability to use providers outside such networks and the scope of the medical management and quality assurance programs. Our members receive medical care from our networks of providers in exchange for premiums paid by the individuals or their employers and, in some instances, a co-payment by the member. We reimburse network providers according to pre-established fee arrangements and other contractual agreements.

We currently offer the following managed care plans: an HMO product, a PPO product, an EPO product and a POS product.

HMO. Our HMO plan provides members and their dependent family members with all necessary health care for a fixed monthly premium in addition to applicable member co-payments. Health care services can include emergency care, inpatient hospital and physician care, outpatient medical services and supplemental services, such as dental, behavioral health and prescription drugs. Under our standard HMO product, members must select a primary care physician within the network to provide and assist in managing care, including referrals to specialists. We also offer a Direct Connection HMO product, which offers all the advantages of our standard HMO product, but allows our eligible members to seek care from in-network specialists without a referral. HMO members do not have access to services on a national account basis through the BlueCard program. We also provide services to Medicare beneficiaries through our Medicare+Choice product, which covers all Medicare covered services, Medicare deductibles and coinsurance and certain additional services. HMO members receive all covered medical care through physicians selected from the applicable HMO provider network.

PPO. Similar to an HMO, a PPO managed care plan provides members and their dependent family members with health care coverage in exchange for a fixed monthly premium. Our PPO provides its members with access to a larger network of providers than our HMO. A PPO does not require a member to select a primary care physician or to obtain a referral to utilize in-network specialists. In contrast to an HMO product, a PPO also provides coverage for members who access providers outside of the network. Out-of-network benefits are usually subject to a deductible and coinsurance. Our PPO also offers national in-network coverage to its members through the BlueCard program. For our New York State and New York City accounts we provide a hospital-only network PPO benefit.

EPO. Our EPO plan is similar to our PPO managed care plan but does not cover out-of-network care. Members may choose any provider from our PPO network in our New York service area and do not need to select a primary care physician. Outside of our service area in New York State, EPO members may use the BlueCard program to secure in-network benefits nationally. We currently offer an EPO product only to New York State employers and to national accounts on a self-funded basis. For national accounts needing coverage in jurisdictions where the EPO product is prohibited, we offer a variation of this product that requires a 50% coinsurance payment for out-of-network services.

POS. Consistent with our strategy to offer a broad continuum of managed care products in the New York market, we have recently introduced a point of service, or POS, product to employer groups, focused primarily on local small and middle market customers. The product, Direct POS, provides members with the ability to utilize services on an in-network basis utilizing our HMO network of providers or on an out-of-network basis. POS members do not have access to services on a national account basis through the BlueCard program. Our POS product has similar features to our Direct HMO product that permits members to access in-network specialists without a referral, and also allows members to access out-of-network providers in return for deductibles and/or co-insurance. We believe the POS product will complement our existing managed care product portfolio by offering employers an additional product within our family of managed care products to meet the needs of their employees.

In addition, we offer dental coverage on a PPO basis and other dental managed care products.

BlueCard

For our members who purchase our PPO, EPO and indemnity products under a Blue Cross Blue Shield plan, we offer the BlueCard program. The BlueCard program offers these members in-network benefits through the networks of the other Blue Cross Blue Shield plans in other states and regions. In addition, the BlueCard program offers our PPO, EPO and indemnity members in-network coverage in over 200 countries and territories. We believe that the national and international coverage provided through this program allows us to compete effectively with large national insurers, without compromising our focus and concentration in our geographical region. We derive administrative fees from other Blue Cross Blue Shield plans when their members receive medical care from providers in our service areas. In 2003, approximately 413,000 members of other Blue Cross Blue Shield plans utilized our provider networks through the BlueCard programs. We also pay other Blue Cross Blue Shield plans administrative fees when our members receive medical care from providers in those other plans’ service areas.

Other Insurance Products and Services

We provide indemnity health insurance, which generally reimburses the insured for a percentage of actual costs of health care services rendered by physicians, hospitals and other providers. Persons with indemnity insurance are not restricted to receiving professional medical services from a specified provider network. Our indemnity products include hospital-only coverage as well as comprehensive hospital and medical coverage.

We also offer a number of individual products, including Child Health Plus, Medicare supplemental, Healthy New York (whether purchased by groups or by individuals), direct pay hospital-only and the New York State-mandated, direct pay HMO and HMO based POS products. Child Health Plus provides a managed care product similar to our HMO products to children under the age of nineteen who are ineligible for Medicaid and not otherwise insured. Our Medicare supplemental insurance policies, also referred to as Medigap policies, are designed to supplement Medicare by paying hospital, medical and surgical expenses as well as, in some cases, prescription drug expenses for a portion of those costs not covered by Medicare. Direct pay hospital-only is a low-cost policy that covers primarily inpatient services on an indemnity basis and Healthy New York is a state-mandated HMO product.

We also serve as fiscal intermediary for the Medicare Part A program and a carrier for the Medicare Part B program, for which we receive reimbursement of certain costs and expenses at predetermined levels.

Administrative Services Only

In addition to our insured plans, we also offer selected products, including PPO, EPO and indemnity benefit designs, on a self-funded, or ASO, basis under which we provide claims processing and other administrative services to employers. Employers choosing to purchase our products on an ASO basis fund their own claims but their employees are able to access our provider network at our negotiated discounted rates. We administer the payment of claims to the providers but we do not bear any insurance risk in connection with claims costs because we are reimbursed in full by the employer. The administrative fee charged to self-funded groups is generally based on the size of the group and services provided. Our primary ASO customers are large national accounts and large local groups (over 1,000 employees).

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

Branding and Marketing. Our branding and marketing efforts include “brand advertising,” which focuses on the Blue Cross and Blue Shield names and marks, “acquisition marketing,” which focuses on attracting new customers, and “institutional advertising,” which focuses on our overall corporate image. We believe that the strongest element of our brand identity is the “Blue Cross and Blue Shield.” We seek to leverage what we believe to be the high name recognition and comfort level that many existing and potential customers associate with this brand. Also, the BlueCard program is an important component of our Blue Cross Blue Shield marketing strategy as it enables us to compete for large, multi-state employer groups. Acquisition marketing consists of business-to-business marketing efforts which are used to generate leads for brokers and our sales force as well as direct-to-consumer marketing which is used to add new customers to our direct pay businesses. Institutional advertising is used to promote key corporate interests and overall company image. We believe these efforts support and further our competitive brand advantage. Our strategy will be to continue utilizing the Blue Cross and/or Blue Shield brands for all products and services in our service areas in New York and to continue to establish the WellChoice brand outside of New York.

Distribution. As of January 1, 2004, our sales force consisted of over 100 people. We also utilize the services of approximately 5,670 independent brokers in New York and approximately 2,000 in New Jersey. We rely on independent brokers to market our products to small and middle market groups. In addition, we engage 13 general agents to distribute our products in New Jersey, as well as seven general agents to distribute our products to middle market and large groups in New York. Several account representatives and managers are dedicated exclusively to maintaining our relationships with our national accounts and labor union customers. Our internal telemarketing division is primarily responsible for marketing our managed health care plans to small groups. Our sales staff is primarily responsible for marketing our managed health care plans to small and large groups, either directly or working with a broker. We believe that each of these marketing methods is optimally suited to address the specific health insurance needs of the customer base to which it is assigned.

We compete for qualified brokers and agents to distribute our products. Strong competition exists among health insurance companies and health benefits plans for brokers and agents with demonstrated ability to secure new business and maintain existing accounts. The basis of competition for the services of such brokers and agents are commission structure, support services, reputation and prior relationships, the ability to retain clients and the quality of products. We believe that our brokers gain significant benefits from our dedicated broker website, which enables them to obtain quotes for our small group products and perform administrative services for existing accounts. We believe that we have good relationships with our brokers and agents, and that our products, support services and commission structure are highly competitive in the marketplace.

Customers

The following chart shows our membership by customer group at December 31, 2003:

	Membership	Percentage
	(in thousands)
Large group	2,931	61.7%
Small group and middle market	444	9.3
Individuals	269	5.7
National accounts	1,110	23.3

Total	4,754	100.0%

We sell products to customers ranging in size from large national institutional accounts to individuals. We continually seek to obtain an optimal and balanced portfolio of business across all of our customer segments.

Large Groups. This customer base consists of large organizations with operations in our service areas that have more than 500 employees and includes New York State, New York City and local governmental employers and labor unions. Our large corporate accounts purchase our products on both an insured and ASO basis. We sell our products to New York State and New York City in their capacity as employers. As of December 31, 2003, our New York State and New York City accounts covered approximately 20.8% and 17.2%, respectively, of our total membership, and labor unions represented 11.5% of our total membership. We provide hospital-only coverage to both the New York State and New York City accounts. The pricing of our products provided to New York State and New York City has historically been renegotiated annually. Effective January 1, 2003, we agreed to new pricing with New York State covering a three-year period through December 31, 2005, though both parties retain the right to terminate the contract on six months’ notice. For more than two years, the New York City account has been subject to a competitive bid process in which we have participated, relating to a five-year contract. In October 2003, we agreed to new rates with the New York City account for the period from July 1, 2003 through June 30, 2004. We expect the New York City account to complete the competitive bid process for the five-year contract some time in the first half of 2004. The loss of one or both of the New York City and New York State accounts would result in reduced membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

Small Group and Middle Market. This customer base consists of small (two to 50 employees) and mid-sized (51 to 500 employees) companies. Our small groups have tended to purchase HMO products, while our middle market groups are covered by a mix of our HMO, PPO and EPO products and by other products, including POS. We intend to continue to grow our small group and middle market customer base. To that end, in 2003, we introduced a POS product for this market. The product, which utilizes our HMO network of providers, offers members the ability to utilize services on an in- or out-of-network basis. In-network specialists may be accessed without a referral while members may access out-of-network providers in return for deductibles and/or co-insurance.

Individuals. This customer base consists principally of members who utilize our government-related products including Child Health Plus, Medicare supplemental, Medicare+Choice, Healthy New York and two New York State-mandated direct pay HMO and HMO based point of service products.

National Accounts. National accounts consist of large multi-state employers for whom technology, flexibility, access to the BlueCard program and single-point accountability are important factors. National accounts often engage consultants to work with our in-house sales staff to tailor benefits to their needs. Substantially all of our national accounts purchase our products on an ASO basis. In order to provide ASO services and access to the BlueCard program to customers that are headquartered outside of our licensed areas, we are required under our Blue Cross and Blue Shield licenses to obtain the consent of the Blue Cross Blue Shield plan licensed in the service area in which the customer is headquartered, a process referred to as “ceding.”

Underwriting and Pricing

Disciplined underwriting and appropriate pricing are core strengths of our business and we believe are an important competitive advantage. We continually review our underwriting and pricing guidelines on a product-by-product and customer group-by-group basis in order to maintain competitive rates in terms of both price and scope of benefits. As a result of our disciplined approach to underwriting and pricing, we have attained consistent profitability in our insured book of business.

Our claims database enables us to establish rates based on our own experience and provides us with important insights about the risks in our service areas. We tightly manage the overall rating process and have processes in place to ensure that underwriting decisions are made by properly qualified personnel. In addition, we have developed and implemented a process to detect fraudulent groups, employees and providers.

Our rating policies in New York differ by group size product offerings. Our middle market and large group accounts for EPO, PPO and indemnity products are experience rated. This means that our premium rate for each of these accounts is calculated based upon demographic criteria such as age, gender, industry and region and experience criteria, referring to the actual cost of providing health care to that group during a period of coverage. For middle market groups, the rates are set prospectively. This means that we are at risk for negative experience (actual claim costs and other expenses are more than those expected) and benefit from positive experience (claim costs and other expenses are less than expected). For large groups with PPO, EPO or traditional indemnity benefit designs, we employ prospective and retrospective ratings. Our New York City and New York State accounts are retrospectively rated. In retrospective rating, a premium rate is determined at the beginning of the policy period. Once the policy period has ended, the actual experience is reviewed. If the experience is positive, a refund is credited to the customer. If the experience is negative, then the deficit is recovered from future years’ premiums. If the customer elects to terminate coverage, deficits cannot be recovered.

Our HMO products sold in New York State, as well as all other insured products purchased by small groups and individuals, are community rated. The premiums for community rated products are set according to our expected costs of providing medical benefits to the community pool as a whole, rather than to any customer or sub-group of customers within the community. We cannot factor in other criteria in rating our premiums for these products, other than Medicare eligibility. We use a variation of community rating in New Jersey for all small group products. All of our community rated products in New Jersey are determined based on a community pool according to the age, sex and county of residence of the members.

Both the New York and New Jersey community rated products are set prospectively, meaning that a fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in cost of benefits provided may not be able to be recovered in that current policy year. However, prior experience, in the aggregate, is considered in determining premium rates for future periods.

With respect to our Medicare+Choice plan, we have a contract with the Centers for Medicare and Medicaid Services, or CMS, to provide HMO Medicare+Choice coverage to Medicare beneficiaries who choose health care coverage through our HMO program in New York City and Nassau, Suffolk, Rockland and Westchester counties in New York State. Under this annual contract, CMS pays us a set rate based on membership that is adjusted for demographic factors. In addition, through 2003, the Medicare product offered by us in Nassau, Suffolk, Rockland and Westchester counties required a supplemental premium to be paid by the member. At December 31, 2003, we had approximately 50,000 members enrolled in Medicare+Choice, or 1.1% of our commercial managed care membership. Medicare+Choice accounted for 11.1% of our commercial managed care premium revenue for the year ended December 31, 2003. Effective January 1, 2004, in addition to benefit changes to our existing Medicare+Choice product, we have introduced an alternative benefit plan in New York City to respond to market demands that eliminates or decreases certain copayments and eliminates brand name prescription drug coverage. Based upon the higher level of payments we expect to receive from CMS as a result of the recently enacted Medicare Prescription Improvement and Modernization Act, subject to CMS approval, we will eliminate the additional premiums required by members of our Medicare+Choice program in Rockland and Westchester counties, reduce the additional premium required by members in Nassau and Suffolk counties and increase benefits available to New York City members.

Quality Initiatives and Medical Management

Our approach to quality initiatives and medical management seeks to ensure that high quality care is provided to our members. For purposes of our quality programs, we segment our membership into four health categories (healthy, acute, chronic and complex) and allocate our resources to facilitate the delivery of quality health care appropriate for each segment. Our quality initiatives and medical management approach seeks to improve member health, to avoid health risks and to lower costs. We use sophisticated healthcare information technologies to identify those members who incur a disproportionate amount of health care costs for treatment and hospitalization. We use this information to work with physicians to develop appropriate programs intended to improve member health and thereby minimize future claims expenditures.

A small portion of our insured commercial managed care members who have both medical and hospital coverage constitute a significant majority of our hospital and medical claims expenses. We are focusing on controlling these costs by using innovative technology, including sophisticated databases that can identify and monitor specific members who have the potential for high costs of benefits provided. Our programs are built upon nationally recognized guidelines. We use statistical modeling techniques as well as data generated through our claims system to help identify members in high-risk populations.

In addition, our SARA initiative, which is offered to our ASO accounts and some insured groups and provided to HMO members who are at least 50 years of age, serves as an early intervention program with a goal of identifying potential issues in physician-recommended treatments. The SARA program uses our claims system to generate and analyze medical, laboratory, pharmacy and hospital claims data with the goal of identifying patients at risk of potentially serious medical conditions and alerting physicians of identified risks, such as adverse drug reactions, skipped preventive screenings and overlooked tests. These members are also alerted on-line in the secure site in their SARA messaging center.

In addition, we have developed and provide a variety of services and programs for the acute, chronic and complex populations as well as on-line and off-line educational materials to help keep members healthy. The services and programs seek to enhance quality by eliminating inappropriate hospitalizations or services and eliminating possible complications of procedures performed in hospitals. These services and programs include pre-certification and concurrent review hospital discharge services for acute patients, as well as disease management programs for the chronic care population and nurse case managers for complex population members.

Effective October 2003, we have consolidated and broadened our disease management programs by contracting with American HealthWays, Inc. to provide comprehensive disease management services to members with chronic conditions, including the following core conditions: asthma, diabetes, congestive heart failure, coronary artery disease and chronic obstructive pulmonary disease. Some or all of the disease management programs for the core conditions outsourced to American HealthWays will be included in our insured products while those and others will be offered to self-funded groups. We also have arrangements with two other disease management companies to provide specialized support services for members with other chronic care conditions, such as Parkinson’s disease, multiple sclerosis, lupus and kidney failure.

We have created a pilot program in support of patient safety, in conjunction with IBM, PepsiCo, Inc., Verizon Communications, Inc. and Xerox Corporation (four of our national accounts). Using what are known as Leapfrog Group standards, this program aims to improve patient safety in hospitals by giving consumers information to make more informed hospital choices. The Leapfrog Group is sponsored by the Business Roundtable, a national association of Fortune 500 companies. The goals of our pilot program are to provide a web-based tool that allows easy access and review of the Leapfrog patient safety data, on a hospital-by-hospital basis, for our employees and for employees of our key customers participating in the pilot.

We also encourage the prescription of formulary and generic drugs, instead of non-formulary equivalent drugs, through member and physician interactions. In addition, through arrangements with our pharmacy benefit manager, AdvancePCS, we are able to obtain discounts and rebates on certain medications through bulk purchasing.

We have integrated medical policies, which we derive from CMS and commercial and industry standard sources, into our claims processing systems. This integration substantially enhances the quality and accuracy of our claims adjudication process.

Information Systems and Telecommunications Infrastructure

The development and enhancement of our information technology systems and integrated voice and data capabilities has been, and continues to be, a key component of our strategy of operational excellence. We have spent significant time and resources enhancing the capabilities of our customer service systems. We have consolidated multiple claims systems into two platforms and are in the process of migrating our national accounts claims, which have been processed by National Accounts Service Company, LLC, or NASCO, a related party, into our other claims platform. In addition, we have implemented innovative voice and data technologies that link most of our office locations, allowing us to broadcast and communicate in real-time to our employees’ desktops. These initiatives and innovations have allowed us to:

•	increase our “first pass rate” for physician claims from 71.6% in 1998 to 85.5% in the second half of 2003 and, for hospital claims, from 43.8% in 1998 to 71.0% in the second half of 2003;

•	enable physicians to submit claims via the Internet and to receive claim payment determinations in real-time; and

•	improve the timeliness and ease of financial and other reporting.

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

Collaborations

In addition to developing technological and managerial capabilities internally, we also collaborate with third parties to develop new systems, technologies and capabilities. These collaborations allow us to leverage the core strengths of third parties to create better quality of service for our customers as well as to increase efficiencies of our internal systems and processes. We are currently involved in a major collaboration with the goal of substantially enhancing our technological capabilities and cost efficiencies.

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

The IBM agreement became effective in June 2002 and is for a term of ten years. Under the agreement, IBM is responsible for operating our data center, a portion of our core applications development and technical help desk. In connection with these services, IBM has sublet our data center facility in Staten Island, New York. In order to maintain the continuity, consistency and quality of our operations after these operations have transitioned to IBM, the agreement includes mutually developed performance, quality and pricing benchmarks that must be maintained by IBM. We also have the flexibility to adjust our requirements to respond to dynamic shifts in the industry, such as:

•	reductions in membership for a particular product;

•	customary advances in technology or improvements in the methods of delivering services which modify, reduce or eliminate our need for a particular service from IBM; or

•	a substantial increase or reduction in our actual usage of a resource provided under the agreement.

Pursuant to the IBM agreement, we will work jointly with IBM to enhance and modernize our systems applications. Some of the systems application software development will be done overseas from IBM’s offices in Bangalore, India or, in the event this facility becomes unavailable during the life of the agreement, services will be provided from a replacement facility. These applications include technological enhancements based on the ongoing requirements of our business and solutions developed based upon our specifications. We will own the software developed by IBM under the agreement, other than the claims payment system.

We anticipate that the systems applications will be integrated with a new claims payment system being developed by deNovis, a privately-held, start-up company, in coordination with IBM. The new claims payment system will be licensed to us when it is completed. The development of the system has been delayed by deNovis and as a result we do not expect the system to be ready for acceptance by us in accordance with its specifications any earlier than the second half of 2006 – an approximate two-year delay from the original July 2004 date we had agreed upon with IBM in June 2002. We do not believe this delay will have any material impact on our operations because our existing claims payment system is adequate to meet our needs.

See “Item 1. – Business – Additional Factors that May Affect Future Results of Operations” for a discussion of various risks associated with out agreement with IBM and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – IBM Agreement” for a further discussion of our agreement with IBM.

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

Provider Arrangements

We have the largest HMO and PPO provider networks of any health insurer or HMO in our New York service area. Our relationships with health care providers, physicians, hospitals, other facilities and ancillary health care providers are guided by state and national standards established by regulatory authorities for network development, service availability and contract methodologies.

In contrast to some health benefits companies, it is generally our philosophy not to delegate full financial responsibility for health services provided to our members to our providers in the form of capitation-based reimbursement. As a result, the vast majority of our providers are reimbursed on a discounted fee-for-service basis. Under these contracts, we aim to provide market-based reimbursement consistent with industry and market standards. We seek to ensure that providers in our networks are paid in a timely manner. We seek to maintain broad provider networks to ensure member choice while implementing effective management programs designed to improve the quality of care received by our members. For some ancillary services, such as behavioral health services, we have entered into capitation arrangements with entities that offer broad based services through their own contracts with providers.

To build our provider networks, we compete with other health benefits plans for contracts with hospitals, physicians and other providers. We believe that physicians and other providers primarily consider member volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities when deciding whether to contract with a health benefits plan.

Hospitals. We contract with our hospitals to reimburse them for services provided to our members on both a per diem and case rate basis and have recently seen a trend toward case rate reimbursement. In contrast to per diem rates, case-rate reimbursement provides for the payment of a fixed fee to cover all hospital services required to treat a particular condition or episode of illness. We have multi-year reimbursement arrangements with over 70% of the hospitals in our New York network. These agreements are subject to early termination pursuant to notice periods generally ranging from 90 to 180 days.

The hospital industry in New York is well organized, with a significant amount of bargaining power. Our responsive reimbursement methodology, revised cost and utilization management review process and our open channels of communication are key components of our relationship and credibility with hospitals.

Physicians. Fee-for-service is our predominant reimbursement methodology for physicians. Our physician rate schedules applicable to services provided by in-network physicians are pegged to a resource-based relative value system fee schedule and then adjusted for competitive pressures in the market. This structure is similar to physician reimbursement methodologies developed and used by the federal Medicare system and other major payers.

With respect to Blue Cross and Blue Shield branded products in our New York service areas and counties that are contiguous to these areas, services are provided to our members through our network providers with whom we contract directly. Members seeking medical treatment outside of these areas are provided through the networks of the local Blue Cross and/or Blue Shield plan operating in that area through the BlueCard program. With respect to our New Jersey operations, we contract directly with physicians in our New Jersey service area and provide members outside of New Jersey with coverage through a third party national provider network.

Provider Portals. We utilize technology to deliver useful and practical information and services to our providers. Through the use of our physician portal, which we introduced in 2001, our network practitioners are now able to submit their claims via the Internet and receive claim payment determinations in real-time. In 2003, we introduced a hospital portal to our network hospitals enabling them to perform a variety of functions, including claim management, member eligibility and benefit confirmations on-line.

Subcontracting. We subcontract for behavioral healthcare and pharmacy services through contracts with third parties. Behavioral health benefits are provided through Magellan Behavioral Health, Inc. under a capitation-based contract which expires December 31, 2004. Under the agreement, Magellan arranges services through its network of behavioral health care providers. Its care managers focus on access to appropriate providers and settings for behavioral health care services. Our contract with Magellan is multi-year and capitation based. In addition, we have a five-year agreement with AdvancePCS expiring December 31, 2005, pursuant to which AdvancePCS provides pharmacy benefit management services to our members. These services include member services, retail pharmacy network contracting and management, claims processing, payment of claims to participating pharmacies and drug rebate negotiations with manufacturers. We retain primary responsibility for formulary management and compliance, utilization management and pharmacy clinical policies and programs.

In addition, we have contracts with a number of other ancillary service providers, including laboratory service providers, home health agency providers and intermediate and long-term care providers, to provide access to a wide range of services. These providers are normally paid on either a fee schedule, fixed-per-day or per case basis.

Competition

The health insurance industry is highly competitive, both nationally and in New York and New Jersey. Competition has intensified in recent years due to more aggressive marketing and pricing, a proliferation of new products and increased quality awareness and price sensitivity among customers.

Industry participants compete for customers based on the ability to provide value which we believe includes quality of service and flexibility of benefit designs, access to and quality of provider networks, brand recognition and reputation, price and financial stability.

We believe that our competitive strengths, including the size and quality of our provider network, the broad range of our product offerings and our Blue Cross Blue Shield license position us well to satisfy these competitive requirements.

Competitors in our markets include national health benefits companies and local and regional for-profit and not-for-profit health insurance and managed care plans. Our markets for managed care products are generally more competitive than our markets for other products, including indemnity products. Our largest competitors in the New York City metropolitan area include national health benefits companies, such as UnitedHealthcare, Aetna and HealthNet, and regional local health insurers, such as Oxford Health Plans, Health Insurance Plan of Greater New York, which we refer to as HIP, and Group Health Incorporated or GHI. We compete in upstate New York with other “Blue” plans, including HealthNow New York Inc., as well as other non-“Blue” plans, such as Capital District Physicians Health Plan and MVP Health Plan. Our major competitors for national accounts customers include UnitedHealthcare, Cigna and Aetna as well as other “Blue” plans. In New Jersey, we compete with several national health benefits companies and Horizon Blue Cross Blue Shield.

Blue Cross Blue Shield License

We have the exclusive right to use the Blue Cross and Blue Shield names and marks for all of our health benefits products in all ten counties in the New York City metropolitan area and in six counties in upstate New York and a non-exclusive right to use those names and marks in one upstate New York county. In addition, we have an exclusive right to use only the Blue Cross names and marks in seven counties in our upstate New York service area and a non-exclusive right to use only the Blue Cross names and marks in an additional four counties in upstate New York. We refer to these 28 counties in New York as our Blue Cross Blue Shield licensed territory. We do not have any rights to use the Blue Cross and/or Blue Shield names and marks in New Jersey or elsewhere to market our products and services. We believe that the Blue Cross and Blue Shield names and marks are valuable identifiers of our products and services in the marketplace. The license agreements, which have a perpetual term (but which are subject to termination under circumstances described below), contain reserve requirements, discussed below under “Government Regulation—Capital and Reserve Requirements,” and other requirements and restrictions regarding our operations and our use of the Blue Cross and Blue Shield names and marks.

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

Events which could result in termination of our license agreements include:

•	failure to maintain our total adjusted capital at 200% of authorized control level risk based capital, as defined by the NAIC risk based capital (RBC) model act;

•	failure to maintain liquidity of greater than one month of underwritten claims and administrative expenses, as defined by the Blue Cross Blue Shield Association, for two consecutive quarters;

•	failure to satisfy state-mandated statutory net worth requirements;

•	impending financial insolvency; and

•	a change of control not otherwise approved by the Blue Cross Blue Shield Association or a violation of the Blue Cross Blue Shield Association ownership limitations on our capital stock.

The Blue Cross Blue Shield Association license agreements and membership standards specifically permit a licensee to operate as a for-profit, publicly traded stock company, subject to governance and ownership requirements.

Pursuant to the rules and license standards of the Blue Cross Blue Shield Association, we guarantee our contractual and financial obligations to respective customers. In addition, pursuant to the rules and license standards of the Blue Cross Blue Shield Association, we have agreed to indemnify the Blue Cross Blue Shield Association against any claims asserted against it resulting from our contractual and financial obligations.

Each license requires an annual fee to be paid to the Blue Cross Blue Shield Association. The fee is determined based on premiums earned from products using the Blue Cross and Blue Shield names and marks and from a per-contract charge for self-funded membership. During 2003, 2002, and 2001, we paid fees to the Blue Cross Blue Shield Association in the amount of $2.9 million, $3.2 million, and $3.4 million, respectively. The Blue Cross Blue Shield Association is a national trade association of Blue Cross Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the Blue Cross Blue Shield names and marks, as well as to provide certain coordination among the member plans. Each Blue Cross Blue Shield licensee is an independent legal organization and is not responsible for obligations of other Blue Cross Blue Shield Association member organizations. Subject to the “ceding” rules discussed below, we have no right to market products and services using the Blue Cross Blue Shield names and marks outside our Blue Cross Blue Shield licensed territory.

Ceding. The rules and license standards of the Blue Cross Blue Shield Association set forth procedures with respect to the provision of insurance or administrative services to national accounts with employees located in numerous jurisdictions. Blue Cross Blue Shield licensees may offer products on an ASO basis to accounts with headquarters located outside of their licensed areas, provided the other Blue plan with a service area in which the customer is headquartered “cedes” its right to the selling Blue Cross Blue Shield licensee. The duration of the ceding arrangement is determined by the two plans. At December 31, 2003, approximately 38.2% (424,000 members) of our total national account membership, or approximately 8.9% of overall membership, was attributable to ASO business ceded by other plans to us. Most of these ceding arrangements have a three-year term and are subject to renewal.

BlueCard. Under the rules and license standards of the Blue Cross Blue Shield Association, other Blue plans must provide health care to members through the BlueCard program in a manner and scope as consistent as possible to what such member would be entitled to in his or her home region. The Blue Cross Blue Shield Association requires us to pay administrative fees to any host Blue plan that provides these claims and other services to our members who receive care in their service area. Similarly, we are paid administrative fees for providing claims and other services to members of other Blue Cross Blue Shield plans who receive care in our service area.

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

Employees

At January 6, 2004, we employed approximately 5,400 employees in our offices in New York City, Albany, Middletown, Yorktown Heights, Melville, Syracuse and Bohemia, New York, as well as Harrisburg, Pennsylvania, and several other smaller locations. Approximately 1,450 of our employees are engaged in administration of our contracts with CMS, under which we act as a fiscal intermediary for the Medicare Part A program and a carrier for the Medicare Part B program. Twenty-six employees in our internal sales division are subject to a collective bargaining agreement with the Office and Professional Employees International Union. No other employees are subject to collective bargaining agreements. Overall, we believe that our relations with our employees are good, and we have not experienced any work stoppages.

Government Regulation

The business operations of our subsidiary health insurance companies and health maintenance organizations are subject to comprehensive and detailed state regulation in New York and New Jersey, as well as federal regulation. Supervisory agencies, including state health and insurance departments and, in some instances, the state attorney general, have broad authority to:

•	grant, suspend and revoke licenses to transact business;

•	regulate many aspects of the products and services we offer;

•	assess fines, penalties and/or sanctions;

•	monitor our solvency and adequacy of our financial reserves; and

•	regulate our investment activities on the basis of quality, diversification and other quantitative criteria, within the parameters of a list of permitted investments set forth in applicable insurance laws and regulations.

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

The federal government and the governments of the states in which we conduct our health care operations have adopted laws and regulations that govern our business activities in various ways. These laws and regulations may restrict how we conduct our business and may result in additional burdens and costs to us. Areas of governmental regulation include:

•	licensure;

•	policy forms, including plan design and disclosures;

•	premium rates and rating methodologies;

•	underwriting rules and procedures;

•	benefit mandates;

•	eligibility requirements;

•	geographic service areas;

•	market conduct;

•	utilization review;

•	payment of claims, including timeliness and accuracy of payment;

•	special rules in contracts to administer government programs;

•	transactions with affiliated entities;

•	limitations on the ability to pay dividends;

•	transactions resulting in a change of control;

•	member rights and responsibilities;

•	sales and marketing activities;

•	quality assurance procedures;

•	privacy of medical and other information and permitted disclosures;

•	rates of payment to providers of care;

•	surcharges on payments to providers;

•	provider contract forms;

•	delegation of financial risk and other financial arrangements in rates paid to providers of care;

•	agent licensing;

•	financial condition (including reserves);

•	corporate governance; and

•	permissible investments.

These laws and regulations are subject to amendments and changing interpretations in each jurisdiction. Failure to comply with existing or future laws and regulations could materially and adversely affect our operations, financial condition and prospects.

The Company is also subject to federal and state laws, rules and regulations generally applicable to public corporations, including, but not limited to, those governed by the Commission, the Internal Revenue Service and state corporate and taxation departments. The Company is also subject to the listing standards of the New York

Stock Exchange, or NYSE. The federal government, certain states and the NYSE and other self-regulatory organizations have recently passed or proposed new laws, rules or regulations generally applicable to corporations, including the Sarbanes-Oxley Act of 2002, that affect or could affect the Company. These changes will increase the company’s costs and complexity of doing business and may expose the Company to additional potential liability.

State Regulation

Generally. New York state laws and regulations contain requirements relating specifically to, among other things, Empire’s financial condition, financial reserve requirements, premium rates, contract forms, utilization review procedures and rights to internal and external appeals, and the periodic filing of reports with the New York Department of Insurance. Empire is also subject to periodic examination by the New York Department of Insurance. WellChoice Insurance of New Jersey is a credit, life, accident and health insurance company licensed in New Jersey by the New Jersey Department of Banking and Insurance to operate in its 16-county service area, and is subject to similar regulation and oversight under New Jersey insurance law.

Empire HealthChoice HMO has a certificate of authority issued by the Department of Health to operate as an HMO in its 28-county service area in New York State. Applicable state statutes and regulations require Empire HealthChoice HMO to file periodic reports with the Department of Health and the Department of Insurance and contain requirements relating to, among others, operations, premium rates and covered benefits, financial condition and marketing practices. These state agencies, together or individually, also exercise oversight regarding our provider networks, medical care delivery and quality assurance programs and reporting requirements, contract forms, including risk-sharing contracts, claims payment standards, compliance with benefit mandates, utilization review standards, including internal and external appeals, and financial condition. Empire HealthChoice HMO is also subject to periodic financial and market conduct examinations by the New York Department of Insurance and the New York Department of Health. In New Jersey, Empire HealthChoice HMO (operating as WellChoice HMO of New Jersey) is licensed as an HMO in its 16-county service area, and is subject to similar oversight by the New Jersey Department of Banking and Insurance and Department of Health and Senior Services.

Underwriting and Rating Limitations. Health insurers in New York, and health insurers and HMOs in New Jersey, are required to offer coverage on a community rated, open enrollment basis to all small groups seeking coverage and may not utilize medical underwriting. HMOs in New York are also required to offer coverage on a community rated, open enrollment basis to essentially all groups seeking coverage and may not utilize medical underwriting. None of these may decline to accept individuals within a group based on health-related factors. All HMOs operating in New York are required to make coverage available to individuals on a non-group basis, without underwriting and on a community rated basis, through two standard policies with broad, comprehensive coverage. In addition, all HMOs in New York are required to offer a standard product called Healthy New York to individuals and certain qualifying small groups. These requirements apply exclusively to HMOs, and not to health insurers. Insurers and HMOs in New Jersey may opt to community rate small group business by class, so that rates may vary based on certain demographic factors, such as age and sex as well as location. In New Jersey, we have secured an exemption from offering direct pay coverage by paying an assessment to the State, but we do issue the standardized small group products required under New Jersey law.

New York insurers may experience-rate insurance coverage for large groups (over 50 employees) and may apply medical underwriting rules to large groups, but the rates applicable to each member of the group cannot vary based on the individual’s medical condition. In New York, Empire HealthChoice HMO must offer almost all coverage on a community rated basis, although we may distinguish between large groups, small groups and individuals for purposes of establishing rates. Experience rating is permitted for our large group POS product. New Jersey insurers and HMOs may experience-rate insurance and HMO coverage for large groups.

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

Initial rates and rating formulae for all new products in New York require the prior approval of the New York Department of Insurance. Initial rates for all small group and individual products and large group HMO products in New Jersey require the prior approval of the New Jersey Department of Banking and Insurance. In New Jersey, large group rates and rating methodologies for large group PPO products are not filed with the New Jersey Department of Banking and Insurance. Instead, a differential test is filed on a triennial basis, which shows that the value of the in-network and out-of-network benefits (including copayments and deductibles) cannot differ by more than 30% or, under certain circumstances, 40%.

Rate increases on experience-rated products in either state do not require prior approval, but in New York, must be consistent with the formula filed with the New York Department of Insurance. Rate increases on community rated products in New York generally can be implemented on a file and use basis that does not require the prior approval of the New York Department of Insurance. With respect to rate changes for community rated products, the New Jersey Department of Banking and Insurance has 60 days from the date of receipt of a rate filing to disapprove the filing. Unless the filing is disapproved, the insurer or HMO may use the form on the effective date specified within the filing.

As part of the plan of conversion, we agreed to several restrictions on premium rate increases relating to three categories of our individual members. A discussion of these restrictions is described under “Item 1 – Business - The Plan of Conversion—The Legislation and the Plan.”

New York State Hospital Reimbursement. New York hospital rates are governed by the Health Care Reform Act, which was adopted in 1997. The Health Care Reform Act eliminated New York’s former state rate-setting system and allows hospitals and health insurance companies to negotiate reimbursement rates. The Act also provides certain funding streams for public goods, including graduate medical expenses and charity care. Graduate medical education expenses are subsidized through a monthly per covered life assessment on insurers, HMOs and self-funded plans. As part of the 2003 New York State budget legislation, this surcharge increased 5% effective January 1, 2004. Compensation for hospital bad debts and charity care and certain other programs are funded by a surcharge on hospital services. We pay the surcharge directly to a State-run pool. As part of the 2003 New York State budget legislation, this assessment was increased, effective July 1, 2003, from 8.18% to 8.85%.

Market Stabilization and Stop Loss Pools. The New York State Community Rating Law (the “Community Rating Law”) requires insurers and HMOs writing small employer (groups with less than 50 eligible employees) and direct pay (individual) business to participate in certain market stabilization pools (“Pools”). Under the Community Rating Law there are two major Pools: a pool for individual and small group contracts excluding Medicare Supplemental contracts (“non-Med Supp Pool”) and a pool for Medicare Supplemental contracts (“Med Supp Pool”). Both Pools operate on a calendar year basis. These Pools are described in greater detail under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Market Stabilization Pools.”

Other Legislation. During the past several years, New Jersey and New York have enacted significant legislation relating to managed care plans. These recent acts have contained provisions relating to, among other things, consumer disclosure, utilization review, removal of providers from the network, appeals processes for both providers and members, mandatory benefits and products, state funding pools, and provider contract requirements. New York and New Jersey also passed legislation governing the prompt payment of claims that require, among other things, that health plans pay claims within certain prescribed time periods or pay interest and fines. We have not incurred significant fines for prompt pay violations since those laws became effective.

Other recently adopted state laws, which govern our business and significantly affect our operations include, among others:

•	A law in New York, which became effective on January 1, 2003, mandates that health insurance plans provide or expand coverage for certain health care services. The law requires that plans provide coverage for primary and preventive obstetrical and gynecological care, more frequent annual mammogram screenings, cervical cytology screenings, bone density testing and treatment, and contraceptive coverage. We previously provided many of these benefits to our insured members.

•	A law passed in New Jersey in 2001 which allows members to sue their health insurance plan for injuries caused by negligence, including delay, in making coverage decisions. Such litigation could be costly to us and could have a significant effect on our results of operations.

•	Legislation in New Jersey giving the State Attorney General the authority to regulate the process by which physicians may jointly negotiate with health plans over fees and other contractual provisions which was passed into law in January 2002 and will expire in April 2008. The effectiveness of the law is subject to the issuance of regulations by the Attorney General. We cannot predict the ultimate impact this law will have on our business and results of operations in future periods.

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

Additionally, the holding company laws and regulations of New York and New Jersey and the Department of Health regulations in New York restrict the ability of any person to acquire control of an insurance company or HMO without prior regulatory approval. Applicable New York statutes and regulations require the prior approval of the Commissioner of Health for any acquisition of control of Empire HealthChoice HMO, Empire or WellChoice, and the prior approval of the Superintendent of Insurance for any acquisition of control of Empire or WellChoice. Similarly, New Jersey law requires the prior approval of the Commissioner of Banking and Insurance for any acquisition of control of WellChoice, Empire, Empire HealthChoice HMO or WellChoice Insurance of New Jersey. Under those statutes and regulations, without such approval (or an exemption), no person may acquire any voting security of a domestic insurance company or HMO, or an insurance holding company that controls a domestic insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would “control” a domestic insurance company or HMO. “Control” is generally defined by state insurance laws as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

Dividend Restrictions

The amount of dividends paid by insurance companies and HMOs are limited by applicable state law and regulations in both New York and New Jersey. Any proposed dividend to WellChoice from Empire, which, together with other dividends paid within the preceding twelve month period, exceeds the lesser of 10% of its surplus to policyholders or 100% of adjusted net investment income will be subject to approval by the New York Department of Insurance. The New Jersey dividend restriction differs slightly from New York’s in that any proposed dividend to Empire from WellChoice Insurance of New Jersey, which, together with other dividends paid within the preceding twelve month period, exceeds the greater of 10% of its surplus to policyholders or net income not including realized capital gains will be subject to approval by the Department of Banking and Insurance. Dividends from both Empire and WellChoice Insurance of New Jersey must be paid from earned surplus. Dividends from Empire HealthChoice HMO to Empire in excess of 10% of the admitted assets of Empire HealthChoice HMO will be subject to review and approval by the New York Department of Insurance, the New York Department of Health and the New Jersey Department of Banking and Insurance.

Capital and Reserve Requirements

Empire is subject to capital and surplus requirements under the New York insurance laws and the capital and surplus licensure requirement established by the Blue Cross Blue Shield Association. Each of these standards is based on the NAIC’s RBC Model Act. These capital and surplus requirements are intended to assess the capital adequacy of life, accident and health insurers and HMOs, taking into account the risk characteristics of an insurer’s investments and products. The RBC Model Act sets forth the formula for calculating the risk-based capital requirements, which are designed to take into account insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, under these laws, an insurance company must submit a report of its risk-based capital level to the insurance commissioner of its state of domicile as of the end of the previous calendar year.

The RBC Model Act requires increasing degrees of regulatory oversight and intervention as an insurance company’s risk-based capital declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its risk-based capital to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control, in a rehabilitation or liquidation proceeding. The RBC Model Act provides for four different levels of regulatory oversight depending on the ratio of the company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital. The “company action level” is triggered if a company’s total adjusted capital is less than 200%, but greater than or equal to 150%, of its risk-based capital. At the company action level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. A company whose total adjusted capital is between 250% and 200% of its risk-based capital is subject to a trend test. The trend test calculates the greater of any decrease in the margin (i.e., the amount in dollars by which a company’s adjusted capital exceeds its risk-based capital) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in margin in the coming year would result in a risk-based capital ratio of less than 190%, then company action level regulatory action will occur.

The “regulatory action level” is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its risk-based capital. At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The “authorized control level” is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The “mandatory control level” is triggered if a company’s total adjusted capital is less than 70% of its risk-based capital, at which level the regulatory authority must place the company under its control. Empire currently exceeds the New York minimum risk-based capital level and meets the Blue Cross Blue Shield Association risk-based capital level licensure requirement.

Capital and surplus requirements for Empire HealthChoice HMO, Inc., our HMO subsidiary which is directly owned by Empire, are regulated under a different method set forth in the New York Department of Health’s HMO regulations. The regulations require that Empire HealthChoice HMO currently maintain reserves of five percent of its annual New York-based premium income. Empire HealthChoice HMO, with respect to its operations in New York, meets the financial reserve standards of the New York Department of Health. The Department of Health is expected to publish regulations for adoption in the first half of 2004 that will increase the required reserves gradually over the next six years to twelve and one half percent of annual premium income. If that requirement changes it will affect all HMOs and we expect we will meet those revised standards. In November 2002, Empire HealthChoice HMO received a $50.0 million capital contribution from Empire, which was made in connection with the transfer of our New York HMO business from Empire HealthChoice, or HealthChoice, to Empire HealthChoice HMO during 2002 in order to ensure compliance with New York capital and surplus requirements. HealthChoice was our parent company prior to our initial public offering in November 2002. Empire HealthChoice HMO is also licensed in New Jersey and there are minimum net worth standards established under New Jersey laws and regulations. Empire HealthChoice HMO, with respect to its operations in New Jersey, meets the minimum net worth standards established under New Jersey law. Empire HealthChoice HMO is also subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement which is applicable to Empire and satisfies that requirement.

Our New Jersey operations are not subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement. At December 31, 2003, WellChoice Insurance of New Jersey met the minimum capital and surplus requirements of the New Jersey Department of Banking and Insurance.

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

However, under Blue Cross Blue Shield Association guidelines, Empire and Empire HealthChoice HMO are required to establish a mechanism which ensures payment of certain claim liabilities and continuation of coverage in the event of insolvency. Empire and Empire HealthChoice HMO maintain a deposit agreement with the Blue Cross Blue Shield Association for out-of-area services to provide such assurance. The amount of the deposit is approximately 17% of Empire’s and Empire HealthChoice HMO’s unpaid claim reserves for out-of-area services. At December 31, 2003, the market value and amortized cost of the investment on deposit were $8.5 million and $8.4 million, respectively.

WellChoice Insurance of New Jersey participates in the New Jersey Life and Health Insurance Guaranty Association, under which it may be required to pay assessments to the State of New Jersey to provide funds to ensure that the liabilities arising under an impaired insurer’s policies or contracts are paid when due. The assessments are due only in the event another carrier is impaired. Since its inception, WellChoice Insurance of New Jersey has not been assessed any payments.

Empire HealthChoice HMO is subject to a New Jersey law that requires New Jersey HMOs to contribute over a three-year period to a fund established to meet unpaid contractual obligations of insolvent New Jersey HMOs. To date, Empire HealthChoice HMO has paid assessments of approximately $190,000 as required under this law.

Codification of NAIC Standards

The NAIC adopted the Codification of Statutory Principles, or the Codification, in March 1998. The effective date for the statutory accounting guidance was January 1, 2001. Our domiciliary states have adopted the Codification with certain modifications, and we have made the necessary changes in our statutory accounting and reporting required for implementation. The overall impact of applying the new standards in 2001 resulted in an aggregate reduction in HealthChoice’s statutory surplus of $8.6 million. In 2002, New York State passed legislation modifying the adopted Codification which permitted us to recognize certain deferred tax assets. The effect of this legislation resulted in an aggregate increase in Empire’s statutory surplus of $17.6 million as of January 1, 2002. Effective January 1, 2003, certain pharmacy rebates receivable were no longer admissible under New York regulations and as a result, Empire’s statutory surplus decreased by $18.8 million.

Federal Regulation

ERISA. The provision of services to certain employee health benefit plans is subject to ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the federal Department of Labor. ERISA regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities may also be subject to regulation under ERISA. Of particular application are the regulations recently adopted by the Department of Labor that revise claims procedures for employee benefit plans governed by ERISA (insured and self-funded), effective for claims filed on or after July 1, 2002. Given that the state insurance laws in New York and New Jersey, as well as many other states, already contain stringent claim appeal process requirements, the rules have not significantly impacted our operations. However, we cannot predict the ultimate impact on its business and results of operations in future periods.

HIPAA. HIPAA required the adoption of regulations accomplishing three things:

•	ensuring the privacy of personally identifiable health information;

•	ensuring the security of personally identifiable health information; and

•	standardizing the way certain health care transactions such as claims are handled when they are conducted electronically, and establishing national identifiers for providers, health plans and employers.

The federal Department of Health and Human Services adopted final rules on these topics. The HIPAA privacy rules require health plans, clearinghouses and providers to:

•	comply with a variety of requirements concerning their use and disclosure of individuals’ protected health information;

•	establish rigorous internal procedures to protect health information;

•	enter into business associate contracts with those companies to whom protected health information is disclosed; and

•	establish procedures to allow individuals to access and amend records maintained by Empire, receive an accounting of certain disclosures, and to establish grievance processes for individuals to make inquiries or complaints regarding the privacy of their records.

We have been in compliance with these privacy requirements since their April 14, 2003 effective date.

In accordance with the final rules standardizing electronic transactions between health plans, providers and clearinghouses, those parties are required to conform their electronic and data processing systems with HIPAA’s electronic transaction requirements. The compliance date for these rules was delayed until October 2003 for those plans, including the Company, that filed an extension request by October 2002. Our electronic and data processing systems were fully capable of conducting all electronic transactions in compliance with the rules by the compliance date. However, to address the fact that a significant number of parties, including health care providers, were not ready to conduct transactions in a HIPAA-compliant format by October 2003, CMS asked commercial health plans like us to adopt a contingency plan to allow our trading partners to continue to use a non-compliant format for a limited period of time to help ensure a smooth transition. We have cooperated with this request. By the end of this transition period, which will be determined by CMS, all electronic transactions will be conducted in compliance with these rules. States may adopt more stringent requirements for health care information privacy and security than the standards set by HIPAA.

The final security standards became effective on February 20, 2003. We must comply with the security standards by April 21, 2005. They require covered entities to implement a variety of security measures to protect electronic protected health information and include security standards and implementation specifications grouped under one of three categories: administrative, physical and technical safeguards. While we currently have adequate safeguards in place to protect health information, we are developing additional processes to enable us to implement security measures to comply with the rules. We expect to be fully compliant by April 21, 2005.

In addition, provisions of the federal Gramm-Leach-Bliley Act generally require insurers to protect the privacy of consumers’ and customers’ non-public personal information and authorize state regulators to enact and enforce privacy standards that meet at least the federal minimum requirements. Like HIPAA, this law sets a “floor” standard, allowing states to adopt more stringent requirements governing privacy protection. In compliance with the Gramm-Leach-Bliley Act, the New York State Department of Insurance issued privacy and security regulations affording New York consumers and customers privacy protections and notice rights. New Jersey already had laws regulating the collection, use and disclosure of information that met or exceeded the Gramm-Leach-Bliley Act requirements, and therefore the New Jersey Department of Banking and Insurance stated that compliance with state law by insurers transacting business in New Jersey is deemed to be compliance with the requirements of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act also gives banks and other financial institutions the ability to affiliate with insurance companies, which may lead to new competitors in the insurance and health benefits fields.

Our external costs for HIPAA compliance through 2003 were $6.3 million, inclusive of the $2.2 million spent in 2003. In early 2004, final rules were adopted under HIPAA that mandate the use of standard national provider identifiers as the standard unique health identifier for health care providers to be used in filing and processing health care claims and other transactions by May 2007. We cannot predict the ultimate impact HIPAA will have on our business and results of operations in future periods.

Medicare

Empire HealthChoice HMO operates a Medicare+Choice plan pursuant to a contract with CMS under the federal Department of Health and Human Services, and that contract is subject to applicable federal laws and regulations. Our Medicare+Choice members receive their Medicare benefits from our HMO rather than directly from the federal government under the standard Medicare Part A and Part B programs. CMS has the right to audit health plans operating under Medicare contracts to determine their compliance with CMS’s contracts and regulations and the quality of care being rendered to the health plan’s Medicare members. The contract to participate in the Medicare+Choice program could, under certain circumstances, be terminated by the federal government or by us.

In 1997, the federal government passed legislation related to Medicare+Choice that, among other things, provided for a minimum annual premium rate increase of two percent. The legislation also required us to pay a user fee to reimburse CMS for costs incurred to disseminate enrollment information. The federal government also announced in 1999 that it planned to begin to phase in risk adjustments to its premium payments that will occur over several years. Congress subsequently lengthened this timetable to allow the risk-adjusted mechanism to be fully implemented by 2007. These changes have had the effect of reducing reimbursement to us in our New York service areas, forcing us to adjust the Medicare+Choice package of covered benefits. These changes have decreased the attractiveness of the product to consumers.

In December 2003, the President signed into law the Medicare Prescription Improvement and Modernization Act, or MMA, which alters the Medicare+Choice program. Under the MMA, Medicare+Choice plans will receive increased funding in 2004 and 2005 from CMS, which must be used for limited purposes such as to increase benefits or decrease premiums. We recently filed a plan with CMS to use the additional funding to reduce or eliminate additional premiums we receive from Medicare + Choice members in those parts of our service area where the additional premiums apply and to increase benefits in other regions. The plan is subject to approval by CMS.

The MMA also amends the entire Medicare+Choice program, which starting in 2006 will be known as the Medicare Advantage program and will include HMOs, regional PPOs that cover entire regions, health savings accounts, or HSAs, and other plans. Payment under this program will be based on the submission of bids by plans who wish to participate in the program.

A major component of the MMA is the creation of a Medicare Part D program providing beneficiaries with coverage for outpatient prescription drugs beginning January 1, 2006. Beginning in 2006, all Medicare beneficiaries will have the option of choosing prescription drug coverage as a stand-alone benefit or by joining a Medicare Advantage HMO, regional PPO, HSA or other permitted health plan. Medicare Advantage HMOs and PPOs will be required to offer an out-patient prescription benefit to Medicare beneficiaries as either a standard benefit or through an approved alternative coverage with actuarially equivalent benefits.

The MMA also provides for an interim voluntary prescription drug card beginning in May 2004 through 2005 that will provide enrollees, in exchange for a small enrollment fee, with access to negotiated discounts for prescription drugs. Low income beneficiaries will not have to pay the annual fee and will receive an annual credit of $600 as federal assistance that may be applied to drug benefit copayments and deductibles with the balance available to pay for uncovered drugs or drug costs that exceed a plan’s benefit cap. We will not sponsor a prescription drug card, but intend to co-brand a prescription drug card with our pharmacy benefit management vendor

MMA also provides for tax-advantaged Health Savings Accounts (HSAs), effective January 1, 2004, to help eligible individuals with high-deductible health insurance plans pay for qualified medical expenses. HSA contributions are permitted up to the applicable plan deductibles, with a cap of $2,600 for individuals and $5,150 for families. HSAs may be offered by employers of all sizes and both the employer and employee can contribute. Employer contributions will not be counted as income and individual contributions will be tax-deductible. HSA balances may be rolled over and accumulated from year to year.

We also serve as a fiscal intermediary for the Medicare Part A program and a carrier for the Medicare Part B program. Fiscal intermediaries and carriers for these programs act as agents under contract to the federal government to process and pay claims for one or more designated regions of the United States under the Medicare Part A program for hospital care and the Medicare Part B program for physician and other care. Our contracts with the federal government are cost-based which means we receive reimbursement for certain costs and expenditures from the federal government, which is subject to adjustment upon audit by CMS. The laws and regulations governing fiscal intermediaries and carriers for the Medicare program are complex and subject to interpretation and can expose an intermediary to penalties for non-compliance. Fiscal intermediaries and carriers may be subject to criminal fines, civil penalties or other sanctions as a result of such audits or reviews. While we believe we are currently in compliance in all material respects with the regulations governing fiscal intermediaries and carriers, there are ongoing reviews by the federal government of our activities under our Medicare fiscal intermediary and carrier contracts. The contracts could, under certain circumstances, be terminated either by the federal government or by us.

The Medicare program is annually the subject of legislation in Congress and we cannot predict what additional rules and requirements may be enacted that will impact our business.

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

In addition, we participate in the Federal Employee Health Benefits Program (FEP) through a contract with the Blue Cross Blue Shield Association. Currently, other FEP contractors are required to comply with federal Cost Accounting Standards. The Blue Cross Blue Shield Association has a waiver from compliance with these standards which must be renewed annually. Failure to renew this waiver could adversely impact this program, and could result in the Blue Cross Blue Shield Association’s withdrawal from the program, although regulations are currently being drafted that could make the waiver permanent.

Legislative and Regulatory Initiatives

There has been a continuing trend of increased health care regulation at both the federal and state levels. The federal government and many states, including New York and New Jersey, are considering additional legislation and regulations related to health care plans, including, among other things:

•	requiring coverage of experimental procedures and drugs and liberalized definitions of medical necessity;

•	limiting utilization review and cost management and cost control initiatives of our managed care subsidiaries;

•	requiring, at the New York State level, that mental health benefits be treated the same as medical benefits in addition to the existing federal law that imposes requirements relating to parity of mental health benefits;

•	exempting physicians from the antitrust laws that prohibit price fixing, group boycotts and other horizontal restraints on competition;

•	regulating premium rates, including prior approval of rate changes by regulatory authorities;

•	changing the government programs for the uninsured or those who need assistance in paying premiums, including potential mandates that all HMOs or insurers must participate;

•	implementing a state-run single payer system that would partially or largely obviate the current role of private health insurers or HMOs; and

•	restricting or eliminating the use of formularies for prescription drugs.

In 2003, Congress considered, but did not adopt, legislation authorizing association health plans or AHPs to offer health insurance coverage to small groups without state oversight. Specifically, AHPs would be exempt from state insurance laws and subject to minimal federal rules and oversight. State regulated health plans would remain subject to state rules and oversight, thus requiring them to compete with largely unregulated entities for business. In his State of the Union address in January 2004, the President again proposed adoption of legislation authorizing AHPs.

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

In July 1999, HealthChoice filed a proposed plan of restructuring with the New York Department of Insurance, which was revised in November 1999 following public hearings. On December 29, 1999, the Superintendent of Insurance approved the plan with some modification. This plan was never implemented.

The Legislation and the Plan

In January 2002, the Governor of the State of New York signed into law Chapter One of the New York Laws of 2002, which we refer to as the Conversion Legislation, providing an express statutory basis for HealthChoice’s right to convert to a for-profit company. Prior to our initial public offering, HealthChoice was our parent company. The Conversion Legislation, specifically Section 4301(j) and Section 7317 of the New York Insurance Law, clarified the statutory authority for the Superintendent of Insurance’s review and approval of a conversion plan. Accordingly, on June 18, 2002, HealthChoice filed an amended plan of conversion seeking the Superintendent’s approval to convert under the terms of the Conversion Legislation. HealthChoice also requested and obtained approvals from the Superintendent and, where necessary, from the New York Commissioner of Health, the New Jersey Department of Banking and Insurance, CMS and the Blue Cross Blue Shield Association for certain transactions related to the plan of conversion. On August 6 and 7, 2002, public hearings took place in New York City and Albany, respectively, with respect to the plan of conversion. HealthChoice further amended and refiled the plan of conversion on September 26, 2002 in response to various issues raised at the public hearings. On October 8, 2002, the Superintendent issued an Opinion and Decision approving the plan of conversion and concluding that the conversion is in compliance with the Conversion Legislation and does not violate any applicable laws or regulations. The approval and conclusions were subject to several conditions, including the approval by the Superintendent, the Commissioner and CMS of certain of the agreements that we entered into in connection with the conversion, all of which were satisfied.

The plan of conversion, as required by the Conversion Legislation, provided for:

•	safeguards to ensure consumers’ continued or increased access to coverage and consumer outreach;

•	the method for the transfer of contract forms to ensure that current members were not adversely affected by the conversion and had uninterrupted coverage;

•	the conversion of HealthChoice from a not-for-profit corporation into a for-profit corporation; and

•	the procedures which we were required to take in completing our conversion, including the series of transactions that resulted in The New York Public Asset Fund, or the Fund, and The New York Charitable Asset Foundation, or the Foundation, initially owning all of our shares. The Fund and the Foundation were established by New York State under the Conversion Legislation to receive the value of HealthChoice as part of HealthChoice’s conversion to a for-profit company.

As contemplated by the plan, following HealthChoice’s conversion into a for-profit corporation and prior to the effectiveness of our initial public offering, the converted HealthChoice transferred 95% and 5% of its capital stock to the Fund and the Foundation, respectively. The Fund and the Foundation then transferred their shares in the converted HealthChoice to WellChoice Holdings of New York, Inc., or Holdings, a then newly formed wholly owned, for-profit subsidiary and the parent company of our principal insurance operating subsidiaries, in exchange for a corresponding amount of our common stock. Consequently, immediately prior to the completion of the offering, WellChoice was 95% owned by the Fund and 5% owned by the Foundation. As part of these transactions, the converted HealthChoice merged with Empire HealthChoice Assurance, Inc., HealthChoice’s indirect, wholly owned subsidiary and existing for-profit insurer, with HealthChoice surviving as “Empire HealthChoice Assurance, Inc.” That entity then transferred its administrative and managerial functions to us. In connection with the transactions described in this paragraph, the Fund obtained an exemption from acquisition of control requirements from the Superintendent and the Commissioner in order to hold 10% or more of the outstanding shares of our common stock.

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

As part of the plan of conversion, we agreed to several restrictions on premium rate increases relating to three categories of our individual members. The first category is a small group of members who currently are covered under a comprehensive individual indemnity policy that is no longer sold by us. This group of members is eligible for Medicare by reason of disability and would not be eligible to purchase comparable coverage if their policies were terminated. Current law applicable to us and the Conversion Legislation prohibits us from discontinuing these policies. There are fewer than 300 individuals covered under these policies and new enrollment is prohibited. We agreed in the plan of conversion that we will not discontinue these policies and that we will not increase rates on these policies by more than 10% (or such lesser amount as may be required if the current statute is amended to provide a lower maximum for “file and use” rates) in any 12-month period without the Superintendent’s prior approval, which may only be granted following a public hearing.

The second category relates to members covered by our individual Medicare supplemental policies and the third category relates to our individual direct pay voluntary indemnity policies. Currently, we offer three standard Medicare supplemental packages, A, B and H, and approximately 108,000 individuals are covered under these policies and approximately 18,000 members are covered under our individual direct pay voluntary indemnity policies. We agreed that, with respect to the premium rates applicable to our individual Medicare supplemental policies and our individual direct pay voluntary indemnity policies, we will comply with certain provisions of the New York Insurance Law in effect on December 31, 1999 relating to premium rate increases for persons covered under policies issued by Article 43 (not-for-profit) insurers for a period of five years and three years, respectively, following the effective date of the conversion. Specifically, for rate increases applicable to individual Medicare supplemental policies and individual direct pay voluntary indemnity policies during the five-year and three-year periods, respectively:

•	we may utilize the “file and use” rate methodology (filed rates will be deemed approved 30 days after submission) for rate increases of up to 10% annually, or such lower amount as may be required if the current statute is amended to provide a lower maximum for file and use rates (provided that the policies do not have a medical loss ratio less than a minimum of 80%); and

•	the Superintendent’s prior approval following a public hearing will be required for increases that exceed 10% annually.

In addition, we agreed that with respect to our Medicare supplemental policies, rate increases during the sixth, seventh and eighth years following November 7, 2002, the effective date of the conversion, may be implemented upon filing under the “file and use” methodology, provided we have a medical loss ratio of at least 80% (the ratio otherwise applicable to not-for-profit insurers), in contrast to the 75% minimum that is applicable to Medicare supplemental policies issued by for-profit health insurers. During this period, any application for Medicare Supplemental policy rate increases with a medical loss ratio below 80% will require the prior approval of the Superintendent following a public hearing. At the end of the eighth year following the effective date of the conversion, the premium rates for these policies will be subject to the rules applicable to all other for-profit health insurers.

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

Our profitability depends in large part on accurately predicting health care costs and on our ability to manage future health care costs through underwriting criteria, quality initiatives and medical management, product design and negotiation of favorable provider reimbursement rates. The following includes factors that are beyond our control and may adversely affect our ability to predict and manage health care costs:

•      higher than expected utilization of services;

•      an increase in the number of high-cost cases;

•      changes in the population or demographic characteristics of members served, including aging of the population;

•      an unexpected increase in provider reimbursement rates due to unfavorable rate negotiations

•      medical cost inflation;

•      changes in healthcare practices;

•      cost of prescription drugs and direct to consumer marketing by pharmaceutical companies;

•      the introduction of new medical technology and pharmaceuticals, and

•      the enactment of legislation that requires us to expand the delivery of required benefits.

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

A reduction in enrollment in our products could affect our business and profitability.

A reduction in the number of members in our products could reduce our revenues and profitability. Factors that could contribute to a reduction in membership include:

•	failure to obtain new customers or retain existing customers;

•	premium increases and benefit changes;

•	failure to successfully implement our growth strategy;

•	failure to provide innovative products that meet the needs of our customers or potential customers;

•	our exit from a specific market;

•	reductions in workforce by existing customers;

•	negative publicity and news coverage; and

•	a general economic downturn that results in business failures.

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

We offer a Medicare+Choice product through our New York HMO operations. Under the Medicare+Choice program, Medicare beneficiaries have the option of receiving their care through an HMO instead of the traditional Medicare fee-for-service program. At December 31, 2003, we had approximately 50,000 members enrolled in Medicare+Choice, or 1.1% of our commercial managed care membership, which accounted for 11.1% of our commercial managed care premium revenue for the year ended December 31, 2003.

In connection with this product, we receive a fixed per member per month, or PMPM, capitation payment from CMS, the federal agency that administers the Medicare program. In some counties in which we offer the Medicare+Choice program, we receive additional premiums from our members. We bear the risk that the actual cost of covered health services may exceed the amount we receive from CMS and our members. This can happen if the utilization of health care services increases at a faster rate than we expect or if our hospitals and providers demand larger increases than we anticipated. If the costs of health care exceed the amount we receive from CMS, we may be required to increase supplemental premiums or decrease the level of benefits offered. These changes may make our product less attractive to Medicare beneficiaries and, as a result, our Medicare+Choice membership could decrease. Our membership could also decrease as a result of our departure from certain counties that we currently serve.

The recently enacted Medicare Prescription Improvement and Modernization Act, or MMA, also amends the entire Medicare+Choice program. Under the MMA, Medicare+Choice plans will receive increased funding in 2004 and 2005 from CMS, which must be used for limited purposes such as to increase benefits or decrease premiums. The increased funding may result in new entrants offering this product as well as other companies expanding their service areas for this product offering. Under the MMA, starting in 2006, the program will be known as the Medicare Advantage program and will include HMOs, regional PPOs that cover entire regions, health savings accounts, or HSAs, and other plans. Payment under this program will be based on the submission of bids. The bidding process could result in reduced levels of payment from CMS under the Medicare Advantage HMO program. In addition, we do not operate statewide in New York and accordingly may not be able to compete successfully against other statewide PPOs in the Medicare Advantage program once competitive bidding is initiated in 2006. We may not otherwise be successful in our ability to retain our Medicare+Choice HMO business or to secure additional business in the Medicare Advantage program.

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

In June 2002, we entered into an agreement with International Business Machines Corporation, or IBM, pursuant to which IBM undertook to assist us in enhancing and modernizing our information systems. In addition, under this agreement, we have outsourced a portion of our core applications development and our data center operations to IBM for a period of ten years. Also under this agreement, IBM, through a strategic relationship with deNovis, Inc., a claims payment systems developer, has agreed to develop a new claims payment system which will be licensed to us in perpetuity. deNovis, Inc. is a privately held start-up company. We will materially rely on these developments and improvements of our core technology operations on a going-forward basis. Strategic relationships such as the one we have with IBM can be difficult to implement and maintain, and may not succeed for various reasons including:

•	changes in strategic direction by one or both companies;

•	technical obstacles to developing the technologies;

•	the insolvency, merger or change of control of one of the parties;

•	difficulties in coordinating joint development efforts;

•	difficulties in structuring and maintaining revenue sharing arrangements; and

•	operating differences between the companies and their respective employees.

As a start-up company, deNovis lacks a steady operating history and has incurred net losses and negative cash flow since its inception in 1999. We are aware that deNovis has had several changes in management since the inception of our contract with IBM and has failed to meet key developmental goals with a third party relating to a claims payment system, which has been expected to serve as the base point for the development of our claims payment system. As a result, IBM has failed to meet key development milestones under the project plan it has with us for the development of our claims payment system. IBM has recently informed us that the system under development by deNovis is not expected to be ready for acceptance by us in accordance with its specifications any earlier than the fall of 2006. IBM may be unable to develop our claims engine in accordance with our contract or at all, in which event we would likely continue to use our existing claims payment system, but would need to invest significant funds to update that system over the mid- to long-term or otherwise transition to another claims payment system.

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

In addition, we intend to fund the modernization expenses incurred in connection with this collaboration with IBM in part through the cost savings we expect to realize as a result of the outsourcing of this project to IBM. Any substantial increase in these expenses, or inability to achieve our anticipated cost savings, could have an adverse effect on our profitability, financial condition and results of operations. We do not expect to realize significant cost savings from these improvements in the early years of the project. If we are unsuccessful in implementing these improvements or if these improvements do not meet our customers’ requirements, we may not be able to recoup these costs and expenses and effectively compete in our industry.

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

In September 1999, a group of plaintiffs’ trial lawyers publicly announced that they were targeting the managed care industry by way of class action litigation. Since that time, two actions, one purporting to be a class action on behalf of providers and the other brought by the Medical Society of the State of New York, have been commenced against us generally challenging managed care practices, including cost containment mechanisms, disclosure obligations and payment methodologies. In August 2003, a similar nation-wide federal putative class action was brought against Empire, the Blue Cross Blue Shield Association and virtually every Blues plan in the country, on behalf of all medical doctors and doctors of osteopathy. This action, known as the Thomas litigation, like the two pending state actions, generally challenges managed care practices, including cost containment mechanisms, disclosure obligations and payment methodologies. In October 2003, a substantially similar federal putative class action was brought against Empire, the Blue Cross Blue Shield Association and virtually every Blues plan in the country, on behalf of ancillary providers, such as podiatrists, psychologists, chiropractors, physical therapists, optometrists, opticians, social workers, nurse practitioners and acupuncturists. Again, like Thomas, this action, known as the Solomon litigation, raises similar allegations, except for the added allegation that we subject claims submitted by ancillary providers to stricter scrutiny than claims submitted by medical doctors and doctors of osteopathy. We intend to defend vigorously all of these cases. We will incur defense costs and we cannot predict the outcome of these cases. Certain potential liabilities may not be covered by insurance, and a large judgment against us or a settlement could adversely affect our business, financial condition and results of operations

Our profitability may be adversely affected if we are unable to maintain our current provider agreements and to enter into other appropriate agreements.

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

In addition, Magellan Behavioral Health, Inc., which arranges for the provision of behavioral health benefits to our members, emerged from Chapter 11 bankruptcy in January 2004 after having undergone a capital restructuring. Magellan may not be able to operate or provide the level of service it provided to us before it encountered financial difficulties. In addition, our agreement with Magellan is subject to renewal in 2004 and we may not be able to negotiate renewal terms that are favorable to us. If we are unable to renew our agreement with Magellan, we will need to obtain another network for behavioral health services outside our service area and we may not be able to secure another network on terms satisfactory to us.

AdvancePCS provides pharmacy benefit management services to our members pursuant to a contract that expires December 31, 2005. Caremark Rx Inc. recently entered into an agreement to acquire AdvancePCS. If that transaction is consummated, it will result in further consolidation of the pharmacy benefit manager industry, which already is highly concentrated. Such consolidation could adversely affect our ability to negotiate favorable payment terms with AdvancePCS or any other pharmacy benefit manager at the end of our current contract with AdvancePCS.

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

Our insurance subsidiaries are also subject to insurance laws that establish supervisory agencies with broad administrative powers to grant and revoke licenses to transact business and otherwise regulate sales, policy forms and rates, financial reporting, solvency requirements, investments and other practices. Future regulatory action by state insurance authorities could have an adverse effect on the profitability or marketability of our health benefits or managed care products or on our and our subsidiaries’ business, financial condition and results of operations. In addition, because of our participation in government-sponsored programs, such as Medicare, changes in government regulations or policies with respect to, among other things, reimbursement levels, could also adversely affect our and our subsidiaries’ business, financial condition and results of operations.

Moreover, state legislatures and the United States Congress continue to focus on health care issues. Congress is considering various forms of Patients’ Bill of Rights legislation which, if adopted, could fundamentally alter the treatment of coverage decisions under the Employee Retirement Income Security Act of 1974, or ERISA. Additionally, there recently have been legislative attempts to limit ERISA’s preemptive effect on state laws. If adopted, such limitations could increase our liability exposure and could permit greater state regulation of our operations. Other proposed bills and regulations at state and federal levels may impact certain aspects of our business, including agent licensing, corporate governance, permissible investments, market conduct, provider contracting, claims payments and processing and confidentiality of health information. In addition, the New York Governor’s 2004-2005 fiscal budget proposed increases to assessments imposed on insurers and the transfer of some early intervention services from state sponsored programs to private insurers. While we cannot predict if any of these initiatives will ultimately become effective or, if enacted, what their terms will be, their enactment could increase our costs, expose us to expanded liability or require us to revise the ways in which we conduct business.

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

Pending litigation challenging the Conversion Legislation could adversely affect the terms of the plan of conversion and the price of our common stock.

On August 21, 2002, Consumers Union of U.S., Inc., the New York Statewide Senior Action Council and several other groups and individuals filed a lawsuit in New York Supreme Court challenging the Conversion Legislation on several constitutional grounds, including that it impairs the plaintiffs’ contractual rights, impairs the plaintiffs’ property rights without due process of law, and constitutes an unreasonable taking of property. In addition, the lawsuit alleges that HealthChoice has violated Section 510 of the New York Not-For-Profit Corporation Law and that the directors of HealthChoice breached their fiduciary duties, among other things, in approving the plan of conversion. The complaint seeks a permanent injunction enjoining the conversion or portions of the conversion. On September 20, 2002, we responded to this complaint by moving to dismiss the plaintiffs’ complaint in its entirety on several grounds. On November 6, 2002, pursuant to a motion filed by plaintiffs, the New York Supreme Court issued a temporary restraining order temporarily enjoining and restraining the transfer of the proceeds of the sale of common stock by the selling stockholders in this offering to the Fund or the Foundation or to the State or any of its agencies or instrumentalities. The court also ordered that such proceeds be deposited with The Comptroller of the State of New York pending the outcome of this action. The court did not enjoin WellChoice, HealthChoice or the other defendants from completing the conversion or our initial public offering. A court conference was held on November 26, 2002, at which time the motion to dismiss and the motion to convert the temporary restraining order into a preliminary injunction were deemed submitted. On March 6, 2003, the court delivered its decision dated February 28, 2003, in which it dismissed all of the plaintiffs’ claims in the complaint. The decision grants two of the plaintiffs, Consumers Union and one other group, leave to replead the complaint, which they did on April 1, 2003, to allege that the Conversion Legislation violates the State Constitution on the ground that it applies exclusively to HealthChoice. On May 28, 2003, the defendants filed motions to dismiss the amended complaint in its entirety, for failure to state a claim. On October 1, 2003, the court dismissed all claims against the individual members of the Board of Directors of HealthChoice, but denied defendants’ motions to dismiss the amended complaint. In its decision, the court stated that the plaintiffs’ decision to limit their request for preliminary relief to restraining the disposition of the selling stockholders’ proceeds of the initial public offering, but not to block the offering, may affect such ultimate relief as may be granted in the action.

The parties have agreed to stay the lower court proceedings, pending resolution of defendants’ appeal of the court’s decision and plaintiffs’ earlier appeal of the court’s dismissal of all claims in the initial complaint to the New York State Appellate Division, First Department. Pending a further order of the court, the temporary restraining order remains in effect and the plaintiff’s motion for a preliminary injunction is deferred. During October and November 2003, the parties filed their appeals and thereafter provided written briefs of their arguments on appeal. Oral argument on the appeals was held on January 28, 2004.

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

Item 2. Properties.

We have set forth below a summary of our lease commitments for office space, excluding formerly occupied office space in Staten Island that we have sublet to IBM to operate a data center under our outsourcing agreement with IBM and that portion of our unoccupied office space in Brooklyn, New York with respect to which we took an accounting charge in the third quarter of 2003. We believe that these facilities will be sufficient to meet our needs for the foreseeable future.

Location	Type of Space	Occupied Square Feet	Earliest Lease Termination Date
Nine MetroTech Center Brooklyn, NY	Administrative	287,083	June 2020

11 Corporate Woods Albany, NY	Administrative; Sales	375,000	January 2010

400 S. Salina St. Syracuse, NY	Administrative	203,000	December 2010

85 Crystal Run Middletown, NY	Administrative; Sales	173,000	February 2012

3 Huntington Quadrangle Melville, NY	Administrative; Sales	110,000	December 2010

11 West 42nd St. New York, NY	Corporate Headquarters; Sales	107,000	December 2015

11 West 42nd St. New York, NY	Administrative	19,000	March 2004

2651 Strang Blvd. Yorktown Heights, NY	Administrative	98,000	January 2005

300 East Park Dr. Harrisburg, PA	Administrative	75,000	September 2010

25 Orville Dr. Bohemia, NY	Administrative	34,000	June 2004

800 Second Ave. New York, NY	Administrative	11,000	June 2009

100 Roscomon Dr. Middletown, CT	Administrative	7,500	September 2005

1333 Brunswick Ave. Lawrenceville, NJ	Administrative; Sales	6,000	April 2005

100 Jericho Quadrangle Jericho, NY	Administrative	5,600	October 2008

10 Bank St. White Plains, NY	Sales	4,400	November 2005

Item 3. Legal Proceedings.

Consumers Union of the U.S., Inc. et. al. For a discussion of this action, see “Item 1 – Business – Additional Factors that May Affect Future Results of Operations.”

Medical Society of the State of New York. We and several of our affiliates have been named as defendants in a class action lawsuit brought by five physicians on behalf of a purported class of all members of the Medical Society of the State of New York. The suit, Cheng v. Empire, was filed on or about August 16, 2001 in the Supreme Court of the State of New York, New York County. The plaintiffs allege that the defendants are engaged in various activities in violation of statute or contract, including “bundling” for payment separate healthcare services that occurred on the same date, unjustifiably denying increased levels of reimbursement for complicated medical cases, improperly employing software programs to automatically “downcode” claims for procedures and use of inappropriate medical necessity guidelines, failure to employ adequate staff so as to frustrate payments, failure to pay interest as required by law on past due claims and forcing physicians to enter into one-sided managed care physician agreements. The plaintiffs seek an award of compensatory or actual damages.

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

Thomas, et al. v. Empire, et al. By a summons dated June 5, 2003 and a complaint dated May 22, 2003, and served upon Empire on June 10, 2003, this putative class action was commenced in the United States District Court for the Southern District of Florida, Miami Division. In addition to Empire, the other named defendants in Thomas are the Blue Cross Blue Shield Association and substantially all of the other Blue plans in the country. The named plaintiffs, Drs. Thomas and Michael Kutell and the Connecticut State Medical Society, bring this case on their own behalf and also purport to bring it on behalf of similarly situated physicians and seek damages and injunctive relief to redress their claim of economic losses which they allege is the result of defendants, on their own and as part of a common scheme, systemically denying, delaying and diminishing claim payments. More specifically, plaintiffs allege that the defendants deny payment based upon cost or actuarial criteria rather than medical necessity or coverage, improperly downcode and bundle claims, refuse to recognize modifiers, intentionally delay payment by pending otherwise payable claims and through calculated understaffing, use explanation of benefits, or EOBs, that fraudulently conceal the true nature of what was processed and paid and, finally, by use of capitation agreements which they allege are structured to frustrate a provider’s ability to maximize reimbursement under the capitated agreement. The plaintiffs allege that the co-conspirators include not only the named defendants but also other insurance companies, trade associations and related entities such as Milliman and Robertson (actuarial firm), McKesson (claims processing software company), National Committee for Quality Assurance, Health Insurance Association of America, the American Association of Health Plans and the Coalition for Quality Healthcare. In addition to asserting a claim for declaratory and injunctive relief to prevent future damages, plaintiffs assert several causes of action based upon civil RICO and mail fraud.

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

On October 20, 2003, Plaintiffs served their Memorandum of Law in Opposition to Defendants’ Joint Motion to Dismiss. Thereafter, on November 19, 2003, the defendants served their joint reply brief. No date has been set yet for oral argument on the motion.

Solomon, et al. v. Empire, et al. By a summons dated December 4, 2003, and a complaint dated November 4, 2003, and served upon Empire on December 15, 2003, this putative class action was commenced in the United States District Court for the Southern District of Florida, Miami Division. In addition to Empire, the other named defendants are the Blue Cross Blue Shield Association and substantially all other Blue plans in the country. This case is similar to the Thomas action, a putative class action brought on behalf of physicians, except that this case is brought on behalf of ancillary providers, such as podiatrists, psychologists, chiropractors and physical therapists. Like the Thomas plaintiffs, the Solomon plaintiffs allege that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish payments to these providers. The plaintiffs’ allegations are similar to those set forth in Thomas but also include an allegation that defendants have subjected plaintiffs claims for reimbursement to stricter scrutiny than claims submitted by medical doctors and doctors of osteopathy. Plaintiffs are seeking compensatory and monetary damages and injunctive relief.

Plaintiffs also served a motion seeking to transfer this case to Judge Moreno, the same judge handling the Thomas and other similar litigation, and to consolidate this case with the others. Empire and the other defendants did not object to the transfer but opposed the consolidation. By an Order dated January 7, 2004, the case was transferred to Judge Moreno, but not consolidated with the other pending actions. The Court, on its own initiative, deemed this action a “tag along” action to the Shane litigation, and ordered the case closed for statistical purposes and placed the matter in a civil suspense file. Although the Court’s action appears to be driven, at least in part, by administrative considerations, the full implication of this ruling is being analyzed. The defendants’ time to appear, answer or otherwise move to dismiss the complaint has been extended to March 8, 2004.

Other. We are also party to additional litigation and are, from time to time, named as co-defendants in legal actions brought against governmental healthcare bodies. At present, we are not party to any additional litigation which, if concluded in a manner adverse to us, would have a material adverse impact on us or our business.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant:

Our executive officers are as follows:

Name	Age	Position
Michael A. Stocker, M.D.	61	Chief Executive Officer, President and Director
Gloria M. McCarthy	51	Executive Vice President and Chief Operating Officer
Deborah Loeb Bohren	49	Senior Vice President, Communications
Jason N. Gorevic	32	SVP, Vice President, Chief Marketing Officer and Acting Head of Sales
Robert W. Lawrence	52	Senior Vice President, Human Resources and Services
John W. Remshard	56	Senior Vice President, Chief Financial Officer
Linda V. Tiano	46	Senior Vice President, General Counsel

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

Gloria M. McCarthy has served as Executive Vice President and Chief Operating Officer of WellChoice since April 2003. Prior thereto, she served as the Senior Vice President, Operations, Managed Care and Medicare Services of WellChoice and of HealthChoice, positions she held from September 2002 and March 1997, respectively. She has held a variety of other positions at HealthChoice since 1974.

Deborah Loeb Bohren has served as Senior Vice President, Communications of WellChoice since January 2003. Ms. Bohren was Vice President, Public Affairs of WellChoice from October 2002 to December 2002 and of HealthChoice from October 1998 to October 2002. Prior thereto, Ms. Bohren served as Assistant Vice President, Media Relations for HealthChoice from February 1997 to October 1998 and as HealthChoice’s Director of Media Relations from February 1996 to February 1997.

Jason N. Gorevic has served as the Senior Vice President, Chief Marketing Officer of WellChoice since February 2003 and Acting Head of Sales since July 2003. Prior thereto, Mr. Gorevic served as Acting Chief Marketing Officer of WellChoice from November 2002 to February 2003, and was Vice President, Local Group Commercial Markets of WellChoice from September 2002 to November 2002 and of HealthChoice from February 2002 to November 2002. From July 2000 until December 2001, Mr. Gorevic was Chief Executive Officer of LuxuryGems, Inc. d/b/a Gemfinity, an electronic marketplace and purchasing aggregator. From July 1999 to July 2000, Mr. Gorevic was General Manager of Business Messaging at Mail.com, Inc., a provider of Internet messaging services, and from April 1998 until June 1999, he served as Mail.com’s Vice President of Operations. Between 1993 and 1998, Mr. Gorevic worked at Oxford Health Plans, Inc., where he held a variety of positions in marketing, medical management and operations.

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

***

The Company’s Chief Executive Officer, Michael A. Stocker, M.D., was diagnosed with prostate cancer in late 2002 and was treated for this condition in 2003. During the course of his treatment, Dr. Stocker performed, and he continues to perform, all of his regular duties.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since November 8, 2002, the first day of trading following the effectiveness of our initial public offering, the Company’s common stock has been traded on The New York Stock Exchange under the symbol “WC.” There is no established market for the one share of Class B Common Stock outstanding.

The following table sets forth the high and low sales prices for the Company’s Common Stock, as reported by The New York Stock Exchange, since November 8, 2002 for each calendar quarter indicated:

	High	Low
2002:
Fourth Quarter (commencing November 8, 2002)	$28.50	$22.15

2003:
First Quarter	$24.00	$17.65
Second Quarter	$30.40	$20.80
Third Quarter	$33.20	$26.80
Fourth Quarter	$36.40	$29.95

2004:
First Quarter (through February 2, 2004)	$38.88	$34.30

On February 2, 2004, the Company had 108 holders of record of its Common Stock, which did not include beneficial owners of shares registered in nominee or street name, and one holder of its Class B Common Stock.

No cash dividends have been declared on the Common Stock or Class B Common Stock. We do not expect to pay cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Our ability to pay dividends is dependent on cash dividends from our subsidiaries. Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us. See “Government Regulation – Dividend Restrictions.”

The following table provides additional information on the Company’s equity-based compensation plans as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding amounts set forth in column (a)
Equity compensation plans approved by stockholders	790,981	$31.05	8,245,974	(1)
Equity compensation plans not approved by stockholders	0	0	0

Total	790,981	$31.05	8,245,974	(1)

1.	Includes 5,245,974 shares available for issuance under the WellChoice, Inc. 2003 Omnibus Incentive Plan and 3,000,000 shares of common stock available for issuance under the WellChoice, Inc. Employee Stock Purchase Plan.

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

	Year ended December 31,
	2003	2002	2001	2000	1999
	($ in millions except share and per share data)
Revenue:
Premiums earned	$4,875.4	$4,628.0	$4,246.2	$3,876.9	$3,362.3
Administrative service fees	445.8	396.2	322.0	264.9	238.9
Investment income, net	51.2	64.8	69.3	65.5	58.7
Net realized investment gains (losses)	11.8	2.6	(12.4)	22.1	0.2
Other (expense) income, net	(1.7)	14.0	6.1	4.3	4.8

Total revenue	5,382.5	5,105.6	4,631.2	4,233.7	3,664.9

Expenses:
Cost of benefits provided	4,162.2	3,947.4	3,738.8	3,426.4	2,944.6
Administrative expenses	876.7	833.1	742.8	686.2	587.3
Conversion and IPO expenses	—	15.4	2.0	0.6	3.7

Total expenses	5,038.9	4,795.9	4,483.6	4,113.2	3,535.6

Income from continuing operations before income taxes	343.6	309.7	147.6	120.5	129.3
Income tax expense (benefit) (1)	142.5	(67.9)	0.1	(74.5)	9.1

Income from continuing operations	201.1	377.6	147.5	195.0	120.2
Loss from discontinued operations, net of tax	—	(1.1)	(16.5)	(4.6)	—

Net income	$201.1	$376.5	$131.0	$190.4	$120.2

Per share data (2)
Basic and diluted earnings per share	$2.41	$4.51	$1.57	$2.28	$1.44

Additional Data – For the Year Ended:
Medical loss ratio (3)	85.4%	85.3%	88.1%	88.4%	87.6%
Medical loss ratio, excluding New York City and New York State PPO (4)	82.2%	81.8%	86.0%	85.9%	85.1%
Administrative expense ratio (5)(6)	16.5%	16.9%	16.3%	16.6%	16.4%
Members (000’s at end of period) (7)	4,754	4,608	4,383	4,135	4,161

Balance Sheet Data:
Cash and investments	$2,059.3	$1,783.0	$1,604.3	$1,400.6	$1,330.2
Premium related receivables	378.2	358.8	403.5	447.5	404.7
Total assets	3,043.0	2,777.5	2,449.6	2,252.5	1,987.4
Unpaid claims and claims adjustment expense	609.5	559.9	634.1	672.4	591.0
Obligations under capital lease	48.3	47.7	50.1	52.0	53.5
Total liabilities	1,610.7	1,541.2	1,620.3	1,577.8	1,484.7
Stockholders’ equity (8)	1,432.3	1,236.3	829.3	674.7	502.7

(1)

Our deferred tax asset allowance at December 31, 2001 was approximately $195.7 million. At December 31, 2002, we eliminated the valuation allowance on our deferred tax assets, based on approval of the conversion and continued, current and projected positive taxable income. As a result of the conversion, WellChoice is a for-profit entity and is subject to state and local taxes as well as federal income taxes at the statutory rate of

35% for the year ended December 31, 2002. As of December 31, 2000, we reduced our valuation allowance on our deferred tax assets by $71.9 million based on continued, current and projected positive taxable income.

(2)	The weighted-average shares outstanding of 83,490,478 and the effect of dilutive securities for the period January 1 through December 31, 2003 was used to calculate 2003 basic and diluted earnings per share amounts. There were no shares or dilutive securities outstanding prior to November 7, 2002 (date of conversion and initial public offering). Accordingly, amounts prior to 2003 represent pro forma earnings per share. For comparative pro forma earnings per share presentation, shares outstanding at December 31, 2002 of 83,490,478 was used to calculate pro forma earnings per share for all periods prior to 2003. Net loss and basic and diluted net loss per common share based on the weighted average shares outstanding for the period from November 7, 2002 (date of initial public offering) to December 31, 2002 were $38.5 million and $0.46, respectively.
(3)	Medical loss ratio represents cost of benefits provided as a percentage of premiums earned.
(4)	We present our medical loss ratio, excluding New York City and New York State PPO because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage and are retrospectively rated with a guaranteed administrative service fee. The lower premiums and the size of these accounts distort our performance when the total medical loss ratios are presented.
(5)	Administrative expense ratio represents administrative and conversion and IPO expenses as a percentage of premiums earned and administrative service fees.
(6)	As presented, our administrative expense ratio does not take into account a significant portion of our activity generated by self-funded, or ASO, business, which represents approximately 36.5% of our total members. Therefore, in the following table, we provide the information needed to calculate the administrative expense ratio on a “premium equivalent” basis because that ratio measures administrative expenses relative to the entire volume of insured and self-funded business serviced by us and is commonly used in the health insurance industry to compare operating efficiency among companies. Administrative expense ratio on a premium equivalent basis is calculated by dividing administrative and conversion and IPO expenses by “premium equivalents” for the relevant periods. Premium equivalents is the sum of premium earned, administrative service fees and the amount of paid claims attributable to our self-funded business pursuant to which we provide a range of customer services, including claims administration and billing and membership services. Claims paid for our self-funded health business is not our revenue. The premium equivalents for the years indicated were as follows:

	Year ended December 31,
	2003	2002	2001	2000	1999
	($ in millions)
Revenue:
Premiums earned	$4,875.4	$4,628.0	$4,246.2	$3,876.9	$3,362.3
Administrative service fees	445.8	396.2	322.0	264.9	238.9
Claims paid for our self-funded health business	2,955.3	2,347.9	1,791.9	1,328.4	1,046.4

Premium equivalents	$8,276.5	$7,372.1	$6,360.1	$5,470.2	$4,647.6

(7)	Enrollment as of December 31, 2003 and 2002 includes 177,000 and 175,000 New York State PPO account members who reside in New York State but outside of our service areas. Prior to January 1, 2002, these members were enrolled in the New York Blue Cross Blue Shield plan licensed in the area where the members resided and, accordingly, the membership was reported by these plans and not by us. Starting in 2002, in accordance with a change to the contract with New York State under which we administer the entire plan, we began including those members enrolled outside of our service area, and all members were therefore enrolled in, and reported by, HealthChoice. New York State PPO account members who reside in New York State but outside of our service areas are excluded from enrollment totals for all other periods presented.
(8)	Prior to the conversion, this line item was captioned “Total reserves for policyholders’ protection.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of WellChoice, Inc. and its subsidiaries (collectively, “we” or the “Company”) for the three-year period ended December 31, 2003. This review should be read in conjunction with the consolidated financial statements and other data presented herein.

The statements contained in this Annual Report on Form 10-K, including those set forth in “Item 1. – Business – Company Overview,” “—Our Strategy,” “—Customers,” “—Information Systems and Telecommunications Infrastructure,” “—Collaborations,” “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, or the PSLRA. When used in this Annual Report on Form 10-K and in future filings by the Company with the Commission, in our press releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases “believes,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

The discussion of risks described below and in “Item 1. – Business” of this report and the following discussion contain certain cautionary statements regarding our business that investors and others should consider. These discussions are intended to take advantage of the “safe harbor” provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, in making these cautionary statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or operating results, and are not undertaking to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected our past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed in our communications.

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

We offer our products and services to a broad range of customers, including large groups of more than 500 employees; middle market groups, ranging from 51 to 500 employees; small groups, ranging from two to 50 employees and individuals. Over one million of our members are covered through our national accounts, generally large, multi-state companies, including many Fortune 500 companies.

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

We report our operating results as two business segments: commercial managed care and other insurance products and services. Our commercial managed care segment accounted for 86.4% of our membership as of December 31, 2003. Our commercial managed care segment includes group PPO, HMO (including Medicare+Choice), EPO, and other products (principally dental-only coverage as well as POS) as well as our PPO business under our accounts with New York City and New York State. Our other insurance products and services segment consists of our indemnity and individual products. Our indemnity products include traditional indemnity products and government contracts with CMS to act as a fiscal intermediary and carrier. Our individual products include Medicare supplemental, state sponsored plans, government mandated individual plans and individual hospital-only. We allocate administrative expenses, investment income and other income, but not assets, to our segments. Except when otherwise specifically stated or where the context requires, all references in this document to our membership include both our insured and ASO membership. Our New York City and New York State account members are covered under insured plans.

Based upon the higher level of payments we expect to receive from CMS as a result of the recently enacted Medicare Prescription Improvement and Modernization Act, subject to CMS approval, we will eliminate the additional premiums required by members of our Medicare+Choice program in Rockland and Westchester counties, reduce the additional premium required by members in Nassau and Suffolk counties and increase benefits available to New York City members. This increase in payments from CMS will not have a material impact on operations, as they will either be utilized to provide additional benefits or as a reduction in premiums required by members.

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

The Conversion

The conversion has been accounted for as a reorganization using the historical carrying values of HealthChoice’s assets and liabilities. Immediately following the conversion, HealthChoice’s unassigned reserves were reclassified to par value of common stock and additional paid-capital. Concurrently, HealthChoice became a wholly owned subsidiary of WellChoice. The costs of the conversion were recognized as an expense when incurred. We started incurring conversion-related expenses in 1998 when HealthChoice first began paying fees and expenses of advisors to the New York State Superintendent of Insurance, or Superintendent, in connection with the New York State Department of Insurance’s consideration of our original draft plan of conversion. From inception of the conversion process through the completion of our initial public offering in 2002, we incurred conversion and offering expenses of $24.0 million.

We have benefited from certain favorable tax attributes over the years. HealthChoice has reported its income for tax purposes using certain beneficial rules afforded Blue Cross and Blue Shield plans under Section 833 of the Internal Revenue Code, or the Code. Among other provisions of the Code, these plans were granted a special deduction, the 833(b) deduction, for regular tax calculation purposes. As a result of this deduction, HealthChoice incurred no regular tax liability but, in profitable years, paid taxes at the alternative minimum tax rate of 20%. The 833(b) deduction is calculated as the excess of 25% of the incurred claim and claim adjustment expenses for the tax year over adjusted surplus, as defined, but limited to taxable income. The amount of 833(b) deductions utilized in each tax year is accumulated in an adjusted surplus balance. Once the cumulative adjusted surplus balance exceeds the 833(b) deduction for the current taxable year, the deduction is eliminated.

During the fourth quarter of 2002, we reevaluated our tax position for financial statement purposes related to HealthChoice’s ability to utilize the Section 833(b) deduction and determined that when HealthChoice converted to a for-profit entity, its ability to utilize the Section 833(b) deduction was uncertain. No authority directly addresses whether a conversion transaction will render the 833(b) deduction unavailable. We are aware, however, that the Internal Revenue Service has taken the position related to other Blue Cross Blue Shield plans that a conversion could result in the inability of a Blue Cross Blue Shield plan to utilize the 833(b) deduction. In light of the absence of governing authority, while we intend to continue to take the deduction on our tax returns for periods after the conversion, we will assume, for financial statement reporting purposes, that the deduction will be disallowed. Accordingly, we have utilized $77.0 million of regular operating loss carryforwards for financial statement purposes in excess of those utilized for tax purposes.

We have substantial tax loss and credit carryovers. At December 31, 2003, for income tax purposes, our regular tax loss carryforwards, which expire between 2004 and 2023, were approximately $259.0 million and our alternative minimum tax credit carryforwards, which have no expiration, was approximately $191.0 million. In early 2003, we received a ruling from the Internal Revenue Service that our conversion was not viewed as a change in control and therefore did not result in limitations in the use of our net regular tax operating loss carryforwards and alternative minimum tax credits. However, subsequent sales of shares of our common stock, including sales by the Fund and/or Foundation, could result in such a limitation, which would have an impact on our cash flow.

Additional State and Local Taxes

As a result of the conversion, we became a for-profit entity and are subject to New York state and local taxes that we were not previously required to pay. These include premium taxes on most non-HMO insured business and sales and use taxes (which are recorded as administrative expenses), as well as state and local income taxes.

As a result of the New York State Budget Legislation enacted in May 2003, which eliminated the net income portion of the New York State franchise tax applicable to our New York accident and health insurance subsidiary, we expect to incur federal, state and local income taxes at the rate of approximately 39% of pre-tax net income.

Discontinued Operations

In February 2002, we discontinued the operations of NexxtHealth, Inc., a development stage subsidiary formed in March 2000 to develop Internet portal software to market to other health benefit companies. We discontinued these operations as part of our overall strategy to outsource certain technology functions.

Capitated Provider Arrangements

Our cost of benefits provided under capitated arrangements is not significant. Payments under capitated arrangements totaled $102.5 million for the year ended December 31, 2003, representing 2.5% of total cost of benefits provided.

We currently maintain a single global capitation arrangement to provide hospital and medical benefits for approximately 1,000 members enrolled in our Medicare+Choice product. Payments made under this arrangement totaled $8.4 million for the year ended December 31, 2003, respectively. The premiums earned in excess of costs of benefits provided under this arrangement was approximately $0.8 million for the year ended December 31, 2003.

Other capitated arrangements are in place to manage and assume risk for certain benefits covered under specific products. The following sets forth the membership and respective benefits under these capitated arrangements at December 31, 2003:

Benefit	Membership
(in thousands)
Mental health	1,601
Laboratory services	425
Vision	349
Hearing	119
Dental	84

We also have capitated arrangements with service providers for certain disease management programs. At December 31, 2003, we had approximately 79,000 members under capitated disease management programs.

Approximately 34.0% of our membership is provided one or more benefits under a capitated program.

Selected Membership Data and Results of Operations

The following table sets forth selected membership data as of the dates set forth below:

	December 31,
(members in thousands)	2003	2002	2001
Products and services:
Commercial managed care:
Group PPO, HMO, EPO and other(1)(2)	2,301	2,019	1,752
New York City and New York State PPO(3)	1,805	1,786	1,563

Total commercial managed care	4,106	3,805	3,315

Other insurance products and services:
Indemnity	428	567	804
Individual	220	236	264

Total other insurance products and services	648	803	1,068

Overall total	4,754	4,608	4,383

Customers:
Large group(3)	2,931	2,903	2,695
Small group and middle market	444	394	366
Individuals	269	290	323
National accounts	1,110	1,021	999

Overall total	4,754	4,608	4,383

Funding type:
Commercial managed care:
Insured(3)	2,620	2,597	2,441
Self-funded	1,486	1,208	874

Total commercial managed care	4,106	3,805	3,315

Other insurance products and services:
Insured	398	463	691
Self-funded	250	340	377

Total other insurance products and services	648	803	1,068

Overall total	4,754	4,608	4,383

(1)	Our HMO product includes Medicare+Choice. As of December 31, 2003, 2002 and 2001, we had approximately 50,000, 55,000 and 59,000 members, respectively, enrolled in Medicare+Choice.
(2)	“Other” principally consists of our members enrolled in dental only coverage and includes POS members.
(3)	Enrollment as of December 31, 2003 and 2002 includes 177,000 and 175,000 New York State PPO account members who reside in New York State but outside of our service areas. Prior to January 1, 2002, these members were enrolled in the New York Blue Cross Blue Shield plan licensed in the area where the members resided and, accordingly, the membership was reported by these plans and not by us. Beginning January 1, 2002, in accordance with a change to the contract with New York State under which we administer the entire plan, we began including those members enrolled outside of our service area, and all members were therefore enrolled in, and reported by, us. New York State PPO account members who reside in New York State but outside of our service areas are excluded from enrollment totals for all other periods presented.

The following table sets forth results of operations for each of our segments for the periods set forth below:

	Year ended December 31,
($ in millions)	2003	2002	2001
Commercial Managed Care:
Total revenue	$4,425.0	$4,000.6	$3,448.3
Income from continuing operations before income tax expense	$292.6	$253.4	$121.1
Medical loss ratio:
Commercial managed care total	85.9%	86.0%	88.6%
Commercial managed care, excluding New York City and New York State PPO(1)	82.1%	81.6%	85.8%
Administrative expense ratio (2)	14.0%	13.9%	13.0%
Other Insurance Products and Services:
Total revenue	$957.5	$1,105.0	$1,182.9
Income from continuing operations before income tax expense	$51.0	$56.3	$26.5
Medical loss ratio	82.7%	82.4%	86.2%
Administrative expense ratio (2)	28.0%	27.8%	25.0%

(1)	We present commercial managed care medical loss ratio, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage and are retrospectively rated with a guaranteed administrative service fee. The lower premiums and the size of these accounts distort our performance when the total medical loss ratios are presented.
(2)	As presented, our administrative expense ratio does not take into account a significant portion of our activity generated by self-funded, or ASO, business, which represents approximately 36.2% and 38.6% of our managed care and other insurance products and services members, respectively. Therefore, in the following table, we provide the information needed to calculate the administrative expense ratio on a “premium equivalent” basis because that ratio measures administrative expenses relative to the entire volume of insured and self-funded business serviced by us and is commonly used in the health insurance industry to compare operating efficiency among companies. Administrative expense ratio on a premium equivalent basis is calculated by dividing administrative and conversion and IPO expenses by “premium equivalents” for the relevant periods. Premium equivalents is the sum of premium earned, administrative service fees and the amount of paid claims attributable to our self-funded business pursuant to which we provide a range of customer services, including claims administration and billing and membership services. Claims paid for our self-funded health business is not our revenue. The premium equivalents for the years indicated were as follows:

	Year ended December 31,
($ in millions)	2003	2002	2001
Commercial Managed Care:
Premiums earned	$4,099.5	$3,723.0	$3,247.8
Administrative service fees	274.1	212.2	$154.1
Claims paid for our self-funded health business	2,408.0	1,696.8	$1,102.5

Premium Equivalent	$6,781.6	$5,632.0	$4,504.4
Other Insurance Products and Services:
Premiums earned	$775.9	$905.0	$998.4
Administrative service fees	171.7	184.0	167.9
Claims paid for our self-funded health business	547.3	651.1	689.4

Premium Equivalent	$1,494.9	$1,740.1	$1,855.7

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

As of December 31, 2003, total enrollment was 4.8 million members, a 3.2% increase from December 31, 2002 to December 31, 2003. The increase in enrollment was driven by a 7.9% increase in commercial managed care enrollment. Our commercial managed care enrollment at December 31, 2003 was 4.1 million and represents 86.4% of our total enrollment. The increase in commercial managed care enrollment was the result of the following:

•	Enrollment growth of 13.6%, or 240,000 members, in group PPO, EPO and other due primarily to a combination of new national account customers in our PPO and EPO products and the migration of members enrolled in our indemnity products to our commercial managed care products; and

•	Enrollment growth of 16.7%, or 42,000 members, in group HMO primarily related to new small group and middle market customers.

The increase in commercial managed care enrollment was offset by a 19.3% decline in other insurance product and services enrollment. This decrease of approximately 155,000 members was due, in part, to the continued migration of members to commercial managed care products discussed above.

Our self-funded enrollment increased 12.1% in 2003 and at December 31, 2003 represented approximately 36.5% of our total enrollment; 36.2% of commercial managed care enrollment; and 38.6% of other insurance product and services enrollment. The migration of fully-insured business to self-funded arrangements as well as new self-funded enrollment resulted in the increase in self-funded enrollment. The migration to self-funded enrollment was most noticeable in insured large group PPO and indemnity products. New self-funded national account enrollment accounted for 149,000 new members. We expect self-funded enrollment to continue to increase in 2004 through the continued migration of fully-insured business to self-funded arrangements and new self-funded accounts. Although the trend to self-funded business will reduce our insured premium and claim volume, we do not expect the trend to materially impact net income.

As of December 31, 2003, our New York State account covered approximately 989,000 members, or 20.8% of our total membership and 24.1% of our commercial managed care membership, and our New York City account covered approximately 816,000 members, or 17.2% of our total membership and 19.9% of our commercial managed care membership. We provide hospital-only coverage under both of these accounts. The pricing of our products provided to New York State and New York City has historically been renegotiated annually. With respect to the New York State account, effective January 1, 2003, we agreed to new pricing covering a three-year period through December 31, 2005, though both parties retain the right to terminate the contract on six months’ notice. With respect to the New York City account, for approximately two years, the New York City account has been subject to a competitive bid process in which we have participated, relating to a five-year contract. In October 2003, we agreed to new rates with the New York City account for the period from July 1, 2003 through June 30, 2004. We expect the New York City account to complete the competitive bid process regarding the five-year contract, sometime in the first half of 2004. The loss of one or both of the New York State and New York City accounts would result in reduced membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

Total revenue increased 5.4%, or $276.9 million, to $5,382.5 million for the year ended December 31, 2003, from $5,105.6 million for the year ended December 31, 2002 primarily due to an increase in premium and administrative service fee revenue, offset by decreases in investment and other income.

Premium revenue increased $247.4 million, or 5.3%, to $4,875.4 million for the year ended December 31, 2003, from $4,628.0 million for the year ended December 31, 2002. The increase in premium revenue was primarily due to growth in our commercial managed care segment. Commercial managed care premium revenue was $4,099.5 million for the year ended December 31, 2003, a 10.1% increase compared to the year ended December 31, 2002. The increase in commercial managed care premium revenue was primarily attributable to increased cost of benefits provided and retention on our retrospectively rated contracts of approximately $209.0 million. The remaining increase was due to rate increases and membership growth.

The premium growth in commercial managed care was partially offset by the anticipated decline in our other insurance products premium. The decrease in other insurance products premium was the result of the migration of insured indemnity contracts to self-funded contracts and premium refunds for prior years related to our Medicare Supplemental product.

On a PMPM basis, premium for the year ended December 31, 2003 increased 10.0%, to $137.17, from $124.65 for the year ended December 31, 2002. Commercial managed care PMPM premium increased to $133.01 for the year ended December 31, 2003, from $120.90 for the year ended December 31, 2002 due to premium rate and retention increases. Excluding the New York City and New York State PPO, commercial managed care PMPM premium increased to $277.21 for the year ended December 31, 2003, compared to $250.72 for the year ended December 31, 2002 due to premium rate increases. Other insurance products and services PMPM premium increased to $164.30 for the year ended December 31, 2003, from $142.89 for the year ended December 31, 2002, due primarily to declining membership in unprofitable experienced rated products.

Administrative service fee revenue increased 12.5%, or $49.6 million, to $445.8 million for the year ended December 31, 2003, from $396.2 million for the year ended December 31, 2002. The increase was primarily due to growth in self-funded commercial managed care membership and increased BlueCard fees, reduced in part by lower administrative service fees attributable to our CMS contracts for the Medicare Part A and Part B programs. Approximately $49.1 million of the increase was a result of 149,000 new national account customers and the migration of approximately 50,000 insured large group PPO and indemnity contracts to self-funded contracts. Total BlueCard fees increased 14.6% or $6.5 million, to $51.1 million for the year ended December 31, 2003, from $44.6 million for the year ended December 31, 2002 due to an increase in transaction volume. Administrative service fees attributable to our CMS contracts for the Medicare Part A and Part B programs decreased $6.0 million or 4.7% to $121.3 million for the year ended December 31, 2003 from $127.3 million for the year ended December 31, 2003. The decrease was attributable to lower expenses attributable to administration of the CMS contract.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income, decreased 21.0%, or $13.6 million, to $51.2 million for the year ended December 31, 2003, from $64.8 million for the year ended December 31, 2002 due to lower interest rates. Net realized gains of $11.8 million for the year ended December 31, 2003 were primarily the result of net gains on corporate bond sales and a net increase in the market value of warrants classified in our balance sheet as other long-term equity investments. Net realized gains of $2.6 million for the year ended December 31, 2002 were primarily the result of net gains on government and corporate bond sales and the sale of common stock.

Other expenses, net of $1.7 million for the year ended December 31, 2003, decreased $15.7 million from other income, net of $14.0 million for the year ended December 31, 2002, due to non–recurring transactions during 2002. Specifically, the year ended December 31, 2002 included a gain of $8.0 million relating to insurance settlements for property and equipment lost at our World Trade Center headquarters, a $5.4 million gain related to the recovery of amounts previously recorded against net income, interest earned on advances to hospitals of $2.5 million, interest received on outstanding hospital advances previously considered uncollectible of $1.9 million and late payment fee income of $0.7 million.

Total cost of benefits provided increased 5.4%, or $214.8 million, to $4,162.2 million for the year ended December 31, 2003, from $3,947.4 million for the year ended December 31, 2002. This reflects a 10.1% increase in costs of benefits provided on a PMPM basis, offset by a 4.3% decline in member months due to the migration of membership from fully-insured to self-funded contracts. Total cost of benefits provided on a PMPM basis for the year ended December 31, 2003 increased to $117.10 from $106.32 for the year ended December 31, 2002. Commercial managed care cost of benefits provided on PMPM basis expense increased 9.9% to $114.23 for the year ended December 31, 2003, from $103.97 for the year ended December 31, 2002. Excluding the New York City and New York State PPO accounts, the commercial managed care cost of benefits provided on a PMPM basis expense increased 11.2% to $227.58 for the year ended December 31, 2003, from $204.67 for the year ended December 31, 2002. Costs of benefits provided in our other insurance products and services segment for the year ended December 31, 2003 increased 15.4%, on a PMPM basis, to $135.85 from $117.72 for the year ended December 31, 2002.

The total medical loss ratio increased to 85.4% for the year ended December 31, 2003, from 85.3% for the year ended December 31, 2002, resulting from a 10.1% increase in PMPM cost of benefits provided, offset by a 10.0% increase in average premium yield, which is the change in PMPM premium revenue. Cost of benefits provided for the years ended December 31, 2003 and 2002 included $57.0 million and $47.8 million, respectively, of favorable prior period reserve development on prospectively rated contracts. The prior period development during 2003 included $34.9 million for the New York State Market Stabilization Pool. The medical loss ratio in our commercial managed care segment decreased to 85.9% for the year ended December 31, 2003, from 86.0% for the year ended December 31, 2002. Excluding the New York City and New York State PPO accounts (see note 1 to the table on page 50 of this report), the medical loss ratio in our commercial managed care segment increased to 82.1% for the year ended December 31, 2003, from 81.6% for the year ended December 31, 2002 due to increases in the ratio for our commercial products offset, in part, by a decrease in the ratio for our Medicare+Choice product. The medical loss ratio for other insurance products and services increased to 82.7% for the year ended December 31, 2003, from 82.4% for the year ended December 31, 2002. The increase was due to higher loss ratios for the indemnity and direct pay products, offset by net recoveries from the New York State Market Stabilization Pool which impacted premiums and claims in 2003.

Administrative expenses increased 5.2%, or $43.6 million, to $876.7 million for the year ended December 31, 2003, from $833.1 million for the year ended December 31, 2002 due to the following:

•	Premium sales and use taxes, included as a component of administrative expense, increased $61.3 million, to $70.5 million for the year ended December 31, 2003, from $9.2 million for the year ended December 31, 2002, substantially due to increased premium taxes. As a result of our for-profit conversion, all of our health insurance premiums (other than HMO premiums) became subject to premium tax in November 2002. Therefore, the volume of premiums subject to premium taxes significantly increased in 2003 compared to 2002. In addition, as a result of the New York State budget legislation enacted in May 2003, the premium tax rate for accident and health insurers increased to 1.75% from 1.0%, retroactive to January 1, 2003.

•	Salary and benefit expense decreased $76.2 million due to the reduction of staffing levels and a reduction in restructuring expenses. The reduction in staffing levels is as a result of the IBM outsourcing agreement and our efforts to streamline operations.

•	Professional service fees increased $14.0 million as a result of the IBM outsourcing agreement. The outsourcing commenced on July 1, 2002; therefore 2003 reflects a full year of professional fees related to the agreement whereas 2002 reflects six months of professional fees.

•	Corporate insurance expense increased $9.4 million. As a result of our for-profit conversion, the cost of our directors and officers liability insurance significantly increased effective November 2002.

•	Increased occupancy costs of $7.7 million relating to the transition from several leased properties, which temporarily replaced our World Trade Center office, to a long-term leased facility in Brooklyn, New York.

•	Unoccupied leased office space resulted in a $13.4 million charge in 2003. We concluded that certain unoccupied leased office space would not be utilized in the future. As a result, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, administrative expenses include a charge of $13.4 million, representing the difference between the market value of potential sublease rental income and the remaining lease obligations for the three floors.

•	Administrative expense for the year ended December 31, 2002 reflected a gain of $19.3 million resulting from the settlement of our business property protection and blanket earnings and extra expense insurance claim related to the loss of our headquarters located at the World Trade Center.

Income from continuing operations before income taxes increased 10.9%, or $33.9 million, to $343.6 million for the year ended December 31, 2003, from $309.7 million for the year ended December 31, 2002. This improvement was primarily driven by increased self-funded commercial managed care membership and improved underwriting performance. The income tax expense of $142.5 million reduced income from continuing operations and net income to $201.1 million for the year ended December 31, 2003. The income tax benefit of $67.9 million (as described in note 6 to the financial statements) increased income from continuing operations to $377.6 million for the year ended December 31, 2002. Taking into account our loss from discontinued operations during 2002, our net income for the year ended December 31, 2002 was $376.5 million.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

As of December 31, 2002, total enrollment was 4.6 million members and commercial managed care enrollment was 3.8 million members (82.6% of total enrollment). If we add to the December 31, 2001 enrollment the 167,000 New York State PPO account members who reside in New York State but outside of our service areas, total enrollment and commercial managed care enrollment increased 1.3% and 9.3%, respectively, from December 31, 2001 to December 31, 2002. Enrollment in our group PPO, HMO, EPO and other products increased 15.2%, or 267,000 members. This growth was attributable to the migration of members enrolled in our indemnity products to our commercial managed care products, new large group and national accounts business in our PPO and EPO products and increased enrollment by small group and middle market customers in our HMO and EPO products. The enrollment growth in self-funded products of 23.7% was the result of both new membership and the migration from insured business, most noticeably in the large group PPO and national EPO membership. Enrollment in other insurance products and services declined 24.8% to approximately 0.8 million members due, in part, to the continued migration of members to commercial managed care products.

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

Administrative service fee revenue increased 23.0%, or $74.2 million, to $396.2 million for the year ended December 31, 2002, from $322.0 million for the year ended December 31, 2001. The increase was primarily due to growth in self-funded group PPO, HMO, EPO and other membership, expanded volume of services provided under our CMS contract is for Medicare Part A and Part B programs and increased BlueCard fees. Approximately $52.7 million of the increase was driven by the migration of approximately 45,000 members from insured EPO national account contracts and approximately 137,000 members from insured large group indemnity contracts to self-funded contracts and approximately 69,000 members from new national and large group customers. Administrative service fee revenue from our CMS contracts increased 10.6%, or $12.2 million to $127.3 million for the year ended December 31, 2002, from $115.1 million for the year ended December 31, 2001. Total BlueCard fees increased 26.3%, or $9.3 million, to $44.6 million for the year ended December 31, 2002, from $35.3 million for the year ended December 31, 2001 due to an increase in transaction volume.

Investment income, net of investment expenses, decreased 6.5%, or $4.5 million, to $64.8 million for the year ended December 31, 2002, from $69.3 million for the year ended December 31, 2001 due to lower interest rates. Net realized gains of $2.6 million for the year ended December 31, 2002 was primarily the result of net gains on government and corporate bond sales and the sale of common stock. The net realized loss of $12.4 million for the year ended December 31, 2001 was primarily due to a $10.5 million impairment loss recorded on our holdings of WebMD Corp. common stock.

Other income, net of $14.0 million for the year ended December 31, 2002 consisted primarily of a gain of $8.0 million resulting from insurance settlements in excess of estimated recoveries recorded as of December 31, 2001 for property and equipment lost at our World Trade Center headquarters, $5.4 million related to the recovery of amounts previously recorded against net income, interest received on outstanding hospital advances of $1.9 million and late payment fee income of $0.7 million. Other income, net of $6.1 million for the year ended December 30, 2001 primarily consisted of a gain of $6.8 million resulting from insurance recovery estimates in excess of book values for property and equipment lost at our World Trade Center headquarters, proceeds of $1.6 million from the demutualization of MetLife, Inc., the life insurance carrier for our employees, late payment fee income of $0.6 million and interest income earned on advances to hospitals of $1.2 million, offset in part by a charge of $3.7 million due to the restructuring of an outstanding provider note receivable and other miscellaneous expenses of $0.4 million.

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

The total medical loss ratio decreased to 85.3% for the year ended December 31, 2002, from 88.1% for the year ended December 31, 2001. This decrease was attributable to, in part, $40.1 million of prior period reserve development on the prospectively rated book of business. Excluding prior period development and the litigation reserve release, the total medical loss ratio for the year ended December 31, 2002, was 86.3%. The medical loss ratio in our commercial managed care segment decreased to 86.0% for the year ended December 31, 2002, from 88.6% for the year ended December 31, 2001. Excluding New York City and New York State PPO, the medical loss ratio in our commercial managed care segment decreased to 81.6% for the year ended December 31, 2002, from 85.8% for the year ended December 31, 2001 due to better than anticipated claim experience. The medical loss ratio for other insurance products and services decreased to 82.4% for the year ended December 31, 2002, from 86.2% for the year ended December 31, 2001.

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

Liquidity and Capital Resources

WellChoice is a holding company and depends on its subsidiaries for cash and working capital to pay expenses. WellChoice receives cash from its subsidiaries from administrative and management service fees, as well as tax sharing payments and dividends. On January 22, 2004, the New York State Superintendent of Insurance, or Superintendent, approved the payment of a dividend to WellChoice from Empire in the amount of $120.0 million, which will be paid during the first quarter of 2004. On June 17, 2003, the Superintendent approved the payment of a dividend to WellChoice from Empire in the amount of $140.0 million, which was paid on June 30, 2003. Dividends paid to WellChoice from its subsidiaries in 2002 totaled $225.0 million. These dividends have been accounted for as an equity transfer from a subsidiary to the parent of a consolidated group. In 2002, we received net proceeds of approximately $28.0 million, after deducting the underwriting discount, from the exercise of the underwriters’ over-allotment option in our initial public offering. We used these proceeds from the exercise of the over-allotment option to pay offering and conversion expenses and for general corporate purposes.

At December 31, 2003, total investments and cash and cash equivalents at WellChoice (the parent holding company) was $363.2 million. A stand-alone condensed balance sheet of WellChoice, Inc. is presented in Schedule II of the supplemental schedules to our financial statements. See page F-36.

Our subsidiaries’ primary source of cash is from premiums and fees received and investment income. The primary uses of cash include healthcare benefit expenses, brokers’ and agents’ commissions and administrative expenses. We generally receive premium revenues in advance of anticipated claims for related healthcare services.

Our investment policies are designed to provide liquidity to meet anticipated payment obligations and to preserve principal. We believe the composition of our marketable investment portfolio is conservative, consisting primarily of high-rated, fixed income securities with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. Our fixed income portfolio is comprised of U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. The average credit rating of our fixed income portfolio as of December 31, 2003 was “AA+.” A portion of the fixed income portfolio is designated as short-term and is intended to cover near-term cash flow needs. Our marketable equity portfolio as of December 31, 2003 consisted of an investment in a mutual fund indexed to the S&P 500, our common stock investment in WebMD, our investment in non-redeemable preferred stock of several companies and equity investments held in our nonqualified deferred compensation plans. As of December 31, 2003 our marketable equity portfolio was 4.5% of the total marketable investment portfolio.

In October 2003, we renewed our existing credit and guaranty agreement with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which provides us with a credit facility. We are able to borrow under the credit facility, subject to customary conditions, for general working capital purposes. The total outstanding amounts under the credit facility cannot exceed $100.0 million. The facility has a term of 364 days with a current maturity date of October 15, 2004, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at our option, at The Bank of New York’s prime commercial rate (or, if greater, 0.50% plus the federal funds rate) as in effect from time to time plus a margin of between zero and 1.0%, or LIBOR plus a margin of between 1.125% and 2.250%, with the applicable margin to be determined based on our financial strength rating. As of December 31, 2003, there were no funds drawn against this line of credit.

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

We believe that cash flow from our operations and our cash and investment balances, including the proceeds of the dividends mentioned above, will be sufficient to fund continuing operations and capital expenditures for the foreseeable future based on current assets and projected future cash flows.

Year ended December 31, 2003 compared to year ended December 31, 2002

Cash from operating activities increased $112.4 million to $295.1 million for the year ended December 31, 2003, from $182.7 million for the year ended December 31, 2002. The increase in operating cash flow was primarily due to the following:

•	Increased premiums and administrative fees collected resulting from increases in membership and rates partially offset by an increase in cost of benefits paid contributed approximately $153.8 million in additional cash flow for the year ended December 31, 2003 when compared to December 31, 2002.

•	We made premium tax payments of $69.0 million for the year ended December 31, 2003 compared to premium tax payments of $1.6 million for the year ended December 31, 2002. The increase is attributed to the Company’s for-profit conversion and an increase in the premium tax rate.

•	Income tax payments for the year ended December 31, 2003 were $79.9 million compared to $90.5 million for the year ended December 31, 2002. The decrease is attributable to a federal tax payment made in 2002 of approximately $22.0 million relating to 2001 partially offset by a $15.4 million increase in state income tax payment in 2003 compared to 2002. The increase in state income tax payments is related to the Company’s for-profit conversion.

•	For the year ended December 31, 2003, we returned advanced premium relating to our New York State account of $36.3 million compared to $75.8 million returned for the year ended December 31, 2002. The reduction in the amount returned is due to the fact that we were holding a smaller amount of advanced premium, which is available to be returned to the state.

•	In 2002, operating cash flow reflects $46.5 million in World Trade Center insurance proceeds, net of recovery expense.

•	Our managed cash overdraft liability (outstanding check liability) increased to $198.0 million at December 31, 2003 from $170.3 million at December 31, 2002.

•	In 2003, we received approximately $44.1 million in Market Stabilization Pool recoveries. The increase is attributable to distributions for prior years. The distributions were offset by approximately $19.7 in premium refunds related to the distribution received.

•	In 2003, we made payments totaling $20.5 million relating to outsourcing and restructuring initiatives undertaken in 2002, compared to $2.2 million paid in 2002. These payments were primarily severance and stay bonus related.

•	Group and other contract liabilities resulted in approximately $0.7 million in operating cash outflow in 2003 compared to an inflow of $16.3 million in 2002. This decrease is primarily attributable to activity related to our New York City account.

Cash used in investing activities decreased $43.9 million to $85.6 million for the year ended December 31, 2003, from $129.5 million for the year ended December 31, 2002. This decrease is primarily due to agency bonds in our investment portfolio being called due to declining interest rates. Cash received for these bonds were reinvested in cash equivalents. Fixed asset purchases for the year ended December 31, 2003 were $43.5 million, of which $26.9 million was spent on leasehold improvements and capital expenditures to prepare our facility in Brooklyn, New York, for occupancy beginning September 2003. Fixed asset purchases for the year ended December 31, 2002 were $33.7 million, of which $2.0 million was spent on capital expenditures to prepare Metrotech for occupancy.

Net cash provided by financing activities of $0.6 million for the year ended December 31, 2003, represents new capital leases related to office equipment, offset in part by payments for existing capital lease obligations. Net cash provided by financing activities of $25.6 million includes net proceeds from the sale of common stock in the initial public offering of $28.0 million and payments made on capital lease obligations of $2.4 million for the year ended December 31, 2002.

Year ended December 31, 2002 compared to year ended December 31, 2001

Cash from operating activities decreased $31.6 million to $182.7 million as of December 31, 2002, from $214.3 million as of December 31, 2001. The decrease in cash from operating activities is principally due to a $75.8 million return of advanced premium held related to our New York State account compared to an increase of premium held of approximately $24.4 million in 2001 and an increase of $74.0 million in taxes paid. This decrease was partially offset by $46.5 million in World Trade Center insurance proceeds, net of recovery expense, and positive operating results net of non-cash items. Some of the non-cash items impacting net income include the net deferred income tax benefit of $151.4 million, litigation reserve releases of $15.4 million related to the settlement of a large case and prior year “at risk” claim reserve adjustments, offset in part by depreciation and amortization expense of $34.5 million and accrued restructuring expenses of $20.9 million.

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

Market Stabilization Pools

The New York State Community Rating Law requires insurers and HMOs writing small employer (groups with less than 50 eligible employees) and individual (non-group) business to participate in certain market stabilization pools. Under the Community Rating Law there are two major Pools: a pool for direct pay and small group contracts excluding Medicare Supplemental contracts (“non-Med Supp Pool”) and a pool for Medicare Supplemental contracts (“Med Supp Pool”). Both Pools operate on a calendar year basis.

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

Distributions from the non-Med Supp Pool have been made through 1998 and distributions for the Med Supp Pool have been made for years through 1996 and for the years 2000 through 2003. In 2002, we received a distribution for non-Med Supp Pool year 1998 of $1.7 million. In 2003, we received a distribution from the Pool for Med Supp Pool years 2000, 2001, 2002 and 2003 of $12.6 million, $12.8 million, $12.8 million and $5.9 million, respectively.

As of December 31, 2003, we had not established a receivable or payable for non-Med Supp Pool years 1999 through 2003 and Med Supp Pool years 1997 through 1999, due to the general uncertainty surrounding the ultimate disposition of payments to or receipts from the Pools and the lack of data necessary to appropriately estimate such amounts. Our ultimate payment to or receipts from these Pools may have a material impact to our financial statements.

As result of the Med Supp Pool distributions received in 2003 for Med Supp Pool years 2000, 2001 and 2002, our Medicare Supplemental product loss ratio fell below the minimum medical loss ratio allowed under New York insurance regulations. As a result, we were required to issue premium refunds totaling $19.7 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of and for the year ended December 31, 2003 that had or could have a material impact to our financial statements.

Contractual Obligations

We are contractually obligated to make future minimum payments as follows:

	2004	2005	2006	2007	2008	Thereafter
Lease commitments:
Operating leases	$35.6	$30.5	$31.8	$31.4	$31.5	$275.8
Capital leases	12.4	12.7	12.9	13.1	13.4	23.8
IBM agreement	99.7	102.1	84.7	72.0	66.4	206.0
Other purchase obligations	11.5	7.8	7.5	7.2	6.7	1.8
Projected other postretirement benefits (1)	7.9	8.4	8.8	9.2	9.2	47.3

(1)	Projected benefit payments in the “Thereafter” column reflect projected payments from 2009-2013.

Operating and Capital Leases

Our lease terms generally range from one to 27 years with certain early termination or renewal provisions. The schedule above includes rent commitments for our Staten Island facility. However, as part of the information technology outsourcing agreement with IBM, we entered into a sublease agreement with IBM for this property. The Company expects to receive net sublease income of approximately $1.4 million per year until 2012.

IBM Agreement

In June 2002, we entered into a ten-year agreement with IBM to enhance and modernize our systems applications and operate our data center and technical help desk. Our payments to IBM for operating our data center and technical help desk will be based upon actual utilization of services billed at the rates established in the agreement. We estimate that our payments to IBM for operating our data center and technical help desk and providing certain core applications software development will total approximately $586.1 million over the remaining term of the agreement, which we anticipate to be less than the costs which we would have otherwise incurred had we continued to operate the data center and technical help desk ourselves.

Pursuant to the IBM agreement, we have undertaken to work jointly with IBM to enhance and modernize our systems applications. Some of the systems application software development will be performed overseas from IBM’s offices in Bangalore, India or, in the event this facility becomes unavailable during the life of the agreement, services will be provided from a replacement facility. These applications include technological enhancements based on the ongoing requirements of our business and solutions developed based upon our specifications. We will own the software developed by IBM under the agreement, other than the claims payment system described below.

We anticipate that the systems applications will be integrated with a new claims payment system being developed by deNovis, a privately-held, start-up company, in coordination with IBM. The new claims payment system will be licensed to us when it is completed. The development of the system has been delayed by deNovis and as a result we do not expect the system to be ready for acceptance by us in accordance with its specifications any earlier than 2006 – an approximate two-year delay from the original July 2004 date we had agreed upon with IBM in June 2002. We do not believe this delay will have any material impact on our operations because our existing claims payment system is adequate to meet our needs.

Subject to the successful completion and acceptance of the claims payment system, we will pay $50.0 million for a perpetual license granted by IBM, which includes custom development fees. Under the agreement with IBM, we are scheduled to pay $25.0 million of this fee in four equal installments upon the achievement of the following milestones: (1) receipt of the production ready claims payment system; (2) installation of the production ready claims payment system; (3) completion of testing of the production ready claims payment system; and (4) our acceptance of the production ready claims payment system. None of these milestones have been completed and we do not expect any of them to be achieved before 2006. The remaining $25.0 million will be paid one year following the date we accept the claims payment system. Following the expiration of the one-year warranty period that begins upon the payment of the final installment, we will pay IBM an annual fee of $10.0 million for maintenance and support services.

We had agreed to purchase $65.0 million in modernization and other additional services from IBM (including integration services provided by IBM in connection with the claims payment system) over a five-year period beginning in 2002, with annual target purchase rates through 2006. In September 2003, IBM and we agreed to reduce our commitment by $10.0 million to $55.0 million and to spread out the annual target purchase rate over a seven-year period ending in 2008. In addition, we accelerated the repayment of $7.3 million of price concessions granted under the original contract.

We may defer the purchase of services beyond the target date, provided that to the extent we delay purchases more than one year beyond the target year, the aggregate purchase commitment will be increased by an amount equal to 10% per annum of purchases so delayed. The amount that we will actually spend for these additional services could be less or greater than the annual target purchase rate. We expect that our spending on modernization and additional IBM services will continue to be at levels consistent with our overall expectations of administrative expenses as a percentage of premiums earned and administrative service fees.

Our outsourcing agreement with IBM contains standard indemnification clauses which reduce the risks associated with a variety of claims and actions, including certain failures of IBM to perform under the agreement. We have the right to terminate certain services if IBM fails to meet our quality and performance benchmarks and we may terminate our relationship with IBM in its entirety upon the occurrence of material breaches under the agreement, IBM’s entrance into the health insurance business, changes of control and certain other events which are damaging to us. We can terminate the outsourcing agreement without cause after June 1, 2004, or at any time within twelve months following a change of control of WellChoice, provided that we pay IBM a termination fee. The termination fee includes a lump sum payment which decreases over the life of the agreement. For any WellChoice termination without cause, the lump sum decreases from $25.0 million beginning in June 2004 to $0.9 million in January 2012. We have the right to pay only a portion of this lump sum payment if we choose not to terminate the entire agreement but only certain discrete portions of IBM’s services. Any termination following a change of control of WellChoice requires a similar lump sum payment which decreases over the life of the agreement and which is approximately 80% of the payment described in the previous sentence, although we do not have the similar right to terminate only portions of IBM’s services, as allowed with a termination without cause. In addition, upon termination we must reimburse certain of IBM’s costs, subject to reduction to the extent we purchase equipment, assume licenses and leases and hire employees used by IBM to provide the services. We also have the right to terminate the agreement at no cost within six months following a change of control of IBM.

Under the terms of the agreement we cannot perform or engage a third party to perform any of the data center or technical help desk services, or more than 20% of the core applications software development services, outsourced to IBM without the written consent of IBM. For purposes of completing the contractual commitments table on page 59 of this report, we have included an estimate of all services relating to the data center, technical help desk and core applications software development as well as our purchase commitment related to modernization and other additional services.

Other Purchase Obligations

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Regulatory and Other Developments

Empire is subject to capital and surplus requirements under the New York insurance laws and the capital and surplus licensure requirements established by the Blue Cross Blue Shield Association. Each of these standards is based on the NAIC’s RBC Model Act, which provides for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital. The capital and surplus level required to meet the minimum requirements under the New York insurance laws and Blue Cross Blue Shield Association licensure requirements applicable to Empire is 200% of Risk-Based Capital Authorized Control Level. Empire exceeds the New York minimum capital and surplus requirements and the Blue Cross Blue Shield Association capital and surplus licensure requirements.

Capital and surplus requirements for Empire HealthChoice HMO, Inc., our HMO subsidiary which is directly owned by Empire, are regulated under a different method set forth in the New York Department of Health’s HMO regulations. The regulations require that Empire HealthChoice HMO currently maintain reserves of five percent of its annual premium income. Empire HealthChoice HMO, with respect to its operations in New York, meets the financial reserve standards of the New York Department of Health. The Department of Health is

currently redrafting its regulations and proposes to increase the required reserves gradually over the next six years to twelve and one half percent of annual premium income. If that requirement changes it will affect all HMOs and we expect we will meet those revised standards. In November 2002, Empire HealthChoice HMO received a $50.0 million capital contribution from Empire, which was made in connection with the transfer of our New York HMO business from HealthChoice to Empire HealthChoice HMO during 2002 in order to ensure compliance with New York capital and surplus requirements. Empire HealthChoice HMO is also licensed in New Jersey and there are minimum net worth standards established under New Jersey laws and regulations. Empire HealthChoice HMO, with respect to its operations in New Jersey, meets the minimum net worth standards established under New Jersey law. Empire HealthChoice HMO is also subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement which is applicable to Empire and satisfies that requirement.

Our New Jersey operations are not subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement. At December 31, 2003, WellChoice Insurance of New Jersey met the minimum capital and surplus requirements of the New Jersey Department of Banking and Insurance.

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

Critical Accounting Estimates

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

Revenue Recognition

Our membership contracts generally have one year terms and are subject to cancellation upon 60 days written notice. Premiums are generally due monthly and are recognized as revenue during the period in which we are obligated to provide services to our members. We record premiums received prior to such periods as unearned premiums. We record premiums earned net of an allowance for doubtful accounts. Premiums recorded for groups with retrospectively rated arrangements are based upon the actual and estimated claims experience of these groups. Future adjustments to the claims experience of these groups will result in changes in premium revenue. Our estimated claim experience is based on a number of factors, including prior claims experience. We continually review theses estimates and adjust them based on actual claims experience. Any changes in these estimates are included in current period results. Funds received from these groups in excess of premiums recorded are reflected as liabilities on our balance sheet.

We recognize administrative service fees during the period in which the related services are performed. Administrative service fees consist of revenues from the performance of administrative services for self-funded contracts, reimbursements from our contracts with CMS under which we serve as an intermediary for the Medicare Part A program and a carrier for the Medicare Part B program, and fees earned under the BlueCard program. We record the revenue earned under our contracts with CMS net of an allowance for an estimate of disallowed expenses.

Cost of Benefits Provided

Cost of benefits provided includes claims paid, claims in process and pending, and an estimate for unreported claims for charges for healthcare services for enrolled members during the period. These costs include payments to primary care physicians, specialists, hospitals, pharmacies, outpatient care facilities and the costs associated with administering such care. Costs of benefits are recorded net of pharmacy rebates, coordination of benefits and pool recoveries.

We are required to estimate the total amount of claims that have not been reported or that have been received, but not yet adjudicated, during any accounting period. These estimates, referred to as unpaid claims on our balance sheet, are recorded as liabilities.

We estimate claim reserves in accordance with Actuarial Standards of Practice promulgated by the Actuarial Standards Board, the committee of the American Academy of Actuaries that establishes the professional guidelines and standards for actuaries to follow. A considerable degree of judgment is involved in estimating reserves. We make assumptions regarding the propriety of using existing claims data as the basis for projecting future payments. Factors we consider include medical cost trends, the mix of products and benefits sold, internal processing changes and the amount of time it took to pay all of the benefits for claims from prior periods. To the extent the actual amount of these claims is greater than the estimated amount based on our underlying assumptions, these differences would be recorded as additional cost of benefits provided in subsequent accounting periods and our future earnings would be adversely affected. To the extent the claims experience is less than estimated based on our underlying assumptions, these differences would be recorded as a reduction in cost of benefits provided in subsequent accounting periods.

The Unpaid Claims and Claims Adjustment Expense shown in our balance sheet as of December 31, 2003 consisted of the following components ($ in millions):

Pending and incurred but not yet reported, or IBNR, claims	$571.2
Claim adjustment expense reserve	18.9
Other claim related reserves	19.4

Total	609.5

As reflected in this table, approximately 94% of the liability for Unpaid Claims and Claims Adjustment Expense is for pending and IBNR claims. Of the estimate for pending and IBNR claims, approximately 79% is for claims incurred in the most recent three months. Estimates of these three months’ claims are based on projected per member per month, or PMPM, costs and the actual member counts during this period. The following table presents the impact on Unpaid Claims and Claims Adjustment Expense of changes in the annualized cost trend underlying the projected PMPM costs for the most recent three months.

Increase/(Decrease) in Claim Cost Trend	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(3)%	$(27.3)
(2)%	(18.2)
(1)%	(9.1)
1%	9.1
2%	18.3
3%	27.4

Estimates of the remaining pending and IBNR claims for those claims incurred more than three months prior to the reporting date were based on claims actually paid during this period and completion factors developed from historical payment lag patterns. A completion factor is the ratio of the claims for a given month that are paid to date as of the reporting date to the ultimate amount expected to be paid for that month. The following shows the impact on Unpaid Claims and Claims Adjustment Expense of changes in the completion factors used in projecting the ultimate cost for claims incurred over three months prior to the reporting date.

Increase/(Decrease) in Completion Factor	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(0.3)%	$40.9
(0.2)%	27.2
(0.1)%	13.6
0.1%	(10.3)
0.2%	(17.0)
0.3%	(22.6)

It should be noted that the dollar amounts shown in the tables above would not necessarily flow directly to income from continuing operations. In prospectively rated business, we are at risk for negative experience – where actual claim costs and other expenses are greater than those expected—and benefit from positive experience – where claim costs and other expenses are less than those expected. By contrast, in retrospectively rated business, the customer is at risk. Generally speaking only the portion of the reserve change which affects prospectively rated business impacts income from continuing operations. At December 31, 2003, approximately 48.0% of the $571.2 million of reserve for Pending and IBNR claims were held for prospectively rated business.

We believe that the recorded unpaid claim liability is adequate to cover our ultimate liability for unpaid claims as of December 31, 2003. Actual claim payments and other items may differ from our estimates. Assuming a hypothetical 1% difference between our December 31, 2003 estimates of unpaid claims and actual claims payable for our prospectively rated business, net income from continuing operations for the year ended December 31, 2003, would increase or decrease by approximately $1.7 million and earnings per share would increase or decrease by approximately $0.02 per share.

As shown in Note 5 of the Notes to the Consolidated Financial Statement, there was $82.1 million of favorable reserve development in 2003 for claims incurred in 2002 and prior years. Our revised estimate of the liability on 2002 and prior years’ claims was lower than our original estimate at December 31, 2002. This favorable development was the result of:

•	$34.9 million related to amounts we received with respect to the New York State Medicare Supplemental Stabilization Pool for years 2000, 2001 and 2002;

•	$44.3 million favorable development of general claim liability; and

•	$2.9 million amortization of premium deficiency reserve in one of our subsidiaries.

Of the $44.3 million favorable development of general claim liability, $23.8 million relates to 2002, $14.8 million to 2001, and $5.7 million to 2000 and prior. As a result of the $34.9 million net Pool receipts, we distributed approximately $19.7 million of premium refunds to Medicare Supplemental contract holders during the fourth quarter of 2003.

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

Retirement Benefits

Pension Benefits

We sponsor defined benefit cash-balance pension plans for our employees. As discussed in Note 14 of the Notes to the Consolidated Financial Statements, we account for these plans in accordance with Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“FAS 87”). FAS 87 requires us to make significant assumptions including estimating the expected return on pension plan assets and the discount rate used to determine the current pension obligation. Changes to these assumptions will affect pension expense.

One important factor in determining our pension expense is the assumption for expected return on plan assets. As of December 31, 2003, our expected long-term rate of return on plan assets was 7.50% (which was reduced from 8.00% for our 2002 expense recognition). The expected rate of return assumption is determined by taking into account our expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each class. A 0.5% decrease (increase) in the expected return on plan assets would increase (decrease) pension expense by approximately $2.3 million.

We apply this assumed long-term rate of return on assets to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that we include as a component of pension expense. Each year, the gain or loss from asset performance, which is measured as the difference between this expected return and the actual return on plan assets for that year, is deferred and recognized in the market related value of assets as 20% increments for each of the five years following the gain or loss. The net deferral of past asset gains and losses affects the calculated value of plan assets and, ultimately, future pension expense.

Our pension plans have $59.9 million of cumulative unrecognized losses as of the December 31, 2003 measurement date. Generally, these losses are amortized into expense each year on a straight-line basis over the remaining expected future-working lifetime of active participants (currently approximately 12 years), to the extent that such losses exceed 10% of the greater of the projected benefit obligation and the market related value of assets. The estimated impact to the 2004 pension expense as a result of the amortization of these losses is approximately $1.3 million.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our measurement date. At our last measurement date (December 31, 2003), we lowered our discount rate to 6.0% (from 6.5% as of December 31, 2002 and 7.0% as of December 31, 2001). Changes in the discount rates over the past three years have resulted in an increase to pension expense from what it otherwise would have been. The net effect on liabilities attributable to changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FAS 87.

At December 31, 2003, our prepaid benefit cost for the qualified and supplemental pension plans combined was $53.5 million compared to $45.2 million at December 31, 2002. The prepaid benefits cost represents the end of period excess of the fair value of plan assets over the benefit obligation plus or minus amounts not yet recognized. Net pension income included as a component of administrative expense was $7.4 million, $6.0 million and $8.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, we did not contribute any funding into our cash balance pension plans and based on the current funded status, do not anticipate any contributions during 2004.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. As discussed in Note 2 to the Notes to the Consolidated Financial Statements we account for these plans in accordance with Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“FAS 106”). In accordance with FAS 106, we use various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree health plan.

At December 31, 2003, we lowered our discount rate to 6.0% (from 6.5% for our 2003 expense recognition). The assumed health care cost trend rate used in measuring the other benefit obligations was 10% in 2003 for all participants under age 65, 30.7% for participants in Medicare HMOs and 9.0% for participants age 65 and over in indemnity plans, decreasing gradually each year until ultimately leveling out at 4.5% in 2009.

At December 31, 2003, our liability for postretirement benefits other than pensions was $142.7 million compared to $143.7 million at December 31, 2002. Expected future benefit payments with respect to liabilities under these plans can be found in the “Liquidity and Capital Resources” section of this report.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standard Board issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This Statement amends Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. However, the Statement does not change the recognition and measurement requirements of those Statements. This Statement retains the disclosure requirements contained in SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces and requires additional disclosure. Additional new disclosure includes actual mix of plan assets by category, a description of investment strategies and policies used, a narrative description of the basis for determining the overall expected long-term rate of return on asset assumption and aggregate expected contributions.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, was signed into law. The MMA introduced a voluntary Medicare part D prescription drug benefit and created a new 28% federal subsidy for the sponsors of the postretirement prescription drug benefits that are at least actuarially equivalent to the new Medicare Part D benefit. Under SFAS No. 106-1, Accounting for Postretirement Benefits Other Than Pensions, sponsors must consider the two new features in measuring the Accumulated Postretirement Benefit Obligation (“APBO”) and net periodic postretirement benefit cost. In accordance with SFAS No. 106-1, the Company made a one-time election to defer recognition of the impact on SFAS No. 106 accounting. Any measures of APBO and net periodic postretirement benefit cost in the financial statements and the related footnotes for the year ended December 31, 2003 do not reflect the effects of the MMA. Currently, specific authoritative guidance on accounting for the federal subsidy is pending and that guidance when issued could require the Company to change previously reported information. The Company does not anticipate that the adoption of SFAS 106-1 will materially affect the financial statements.

Investments

We classify all of our fixed maturity and marketable equity investments as available for sale and, accordingly, they are carried at fair value. The fair value of investments in fixed maturities and marketable equity securities are based on quoted market prices. Unrealized gains and losses are reported as a separate component of other comprehensive income, net of deferred income taxes. The factors used to determine whether unrealized losses are considered other than temporary are the length of time the security has been in an unrealized loss position, the market to book value ratio and other relevant qualitative considerations. The amortized cost of fixed maturities, including certain trust preferred securities, is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in investment income. Amortization of premiums and discounts on collateralized mortgage obligations are adjusted for prepayment patterns using the retrospective method. Investment income is shown net of investment expenses. The cost of securities sold is based on the specific identification method. When the fair value of an investment is lower than its cost and such a decline is determined to be other than temporary, the cost of the investment is written down to fair value and the amount of the write down is charged to net income as a realized loss.

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

Interest Rate Risk

Interest rate risk is defined as the potential for economic losses on fixed-rate securities due to an adverse change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and policyholders’ surplus. Further, we do not engage in the use of derivatives to manage interest rate risk. A hypothetical increase in interest rates of 100 basis points would result in an estimated decrease in the fair value of the fixed income portfolio at December 31, 2003 of approximately $44.8 million.

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

Fixed Maturity Securities Quality Distribution

The following chart shows the quality distribution of our fixed maturity securities portfolio as of December 31, 2003 and December 31, 2002 (at fair value):

	December 31, 2003	Percent of Total	December 31, 2002	Percent of Total
	(dollars in millions)
Total fixed maturity
Aaa	$995.3	78.4%	$892.3	72.9%
Aa	72.7	5.7	70.7	5.8
A	193.1	15.2	251.3	20.6
Baa	8.6	0.7	8.5	0.7

Total fixed maturity	$1,269.7	100.0%	$1,222.8	100.0%

Total fixed maturity corporate securities:
Industrial	$28.8	6.7%	$37.2	10.1%
Finance	347.5	80.8	251.3	68.2
Utility	5.3	1.2	20.4	5.5
Asset-backed securities	13.5	3.1	30.0	8.2
Other	35.1	8.2	29.5	8.0

Total fixed maturity corporate securities	$430.2	100.0%	$368.4	100.0%

Total mortgage-related securities:
Mortgage pass through certificates	$6.3	3.0%	$12.0	6.9%
Collateralized mortgage obligations	203.6	97.0	162.6	93.1

Total mortgage-related securities	$209.9	100.0%	$174.6	100.0%

Equity Price Risk

Equity price risk for stocks is defined as the potential for economic losses due to an adverse change in equity prices. Equity risk exposure is managed through our investment in an indexed mutual fund. Specifically, we are invested in the ML S&P 500 Index LLC, which is an S&P 500 index mutual fund, resulting in a well-diversified and liquid portfolio that replicates the risk and performance of the broad U.S. stock market. We also hold a direct common stock investment in WebMD and investments in non-redeemable preferred stock of several companies. Our investment in non-redeemable preferred stock is managed in conjunction with our fixed maturity portfolio. We estimate our equity price risk from a hypothetical 10% decline in the S&P 500 and the relative effect of that decline in the value of our marketable equity portfolio at December 31, 2003 to be a decrease in fair value of $5.0 million.

Fixed Income Securities

Our fixed income strategy is to construct and manage a high quality, diversified portfolio of securities. Additionally, our investment policy establishes minimum quality and diversification requirements resulting in an average credit rating of approximately “AA+.” The average duration of our portfolio as of December 31, 2003 was 3.1 years.

Item 8. Financial Statements and Supplementary Data.

See Index to Consolidated Financial Statements and Supplemental Schedules on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

(b) As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the “reasonable assurance” level.

(c) There have been no significant changes in our internal controls or in other factors, which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10, as to (a) directors of the registrant and (b) compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference from the information under the headings “Nominees for the Board of Directors” and “Section 16A Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Certain information regarding the registrant’s executive officers is included in Part I immediately following Item 4 above.

We have adopted a Corporate Code of Ethics and Business Conduct applicable to all employees and Board members. The Corporate Code of Ethics and Business Conduct includes a Supplementary Code of Ethics for Financial Professionals which is applicable to our Chief Executive Officer, Chief Financial Officer and Controller and all other persons performing similar functions. The Corporate Code and Supplemental Code are posted on our website, www.wellchoice.com. In order to access this portion of our website, click on the “Investors” tab, then on the “Corporate Governance” caption. Any amendments to, or waivers of, the Corporate Code of Ethics and Business Conduct which specifically relate to any Financial Professional will be disclosed on our website promptly following the date of such amendment or waiver. A copy of the Corporate Code may be obtained upon request, without charge, by contacting our Investor Relations Department at 212-476-7800 or by writing to us at WellChoice, Inc., 11 West 42nd St., New York, NY 10036, Attn: Senior Vice President, Communications.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from the information under the headings “Compensation of Directors,” “Executive Compensation,” and “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the information under the headings “Questions and Answers - Does any stockholder own more than 5% of WellChoice’s Common Stock,” and “Stock Ownership of Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference from the information under the heading “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the information under the heading “Proposals On Which You May Vote—Ratification of the Reappointment of Ernst & Young LLP as Independent Auditors for 2004” in the Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1) and (2) Financial Statements and Supplemental Schedules

The consolidated financial statements and Supplemental Schedules of the registrant listed in the “Index of Consolidated Financial Statements and Supplemental Schedules” on page F-1 together with the report of Ernst & Young LLP, independent auditors, are filed as part of this report.

(3) Exhibits:

The following exhibits are filed as part of this report (other than exhibits 32.1 and 32.2, which are being furnished with this report):

Number	Description
2.1	New York State Superintendent of Insurance’s Opinion and Decision approving Plan Of Conversion, dated October 8, 2002 (1)

2.2	Form of Transfer and Exchange Agreement between the Fund and WellChoice, Inc. (1)

2.3	Form of Transfer and Exchange Agreement between the Foundation and WellChoice, Inc. (1)

2.4	Form of Transfer Agreement between WellChoice, Inc. as transferee, and Empire HealthChoice, Inc., as transferor (1)

3.1	Amended and Restated Certificate of Incorporation of WellChoice, Inc. (2)

3.2	Amended and Restated Bylaws of WellChoice, Inc., as amended as of July 23, 2003 (5)

4.1	Specimen Common Stock certificate (1)

4.2	Registration Rights Agreement dated as of November 7, 2002, by and among WellChoice, Inc., The New York Public Asset Fund and The New York Charitable Asset Foundation (2)

9.1	Voting Trust and Divestiture Agreement dated as of November 7, 2002, by and among WellChoice Inc., The New York Public Asset Fund and The Bank of New York, as trustee (2)

10.1*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2000 Plan Description (1)

10.2*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2001 Plan Description (1)

10.3*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2002 Plan Description (1)

10.4*	Empire HealthChoice, Inc. Executive Savings Plan, as Amended and Restated effective January 1, 1999 (1)

(a) First Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan Trust +

(b) Second Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan, as Amended and Restated as of January 1, 2001 +

(c) Third Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan, As Amended and Restated as of January 1, 2001 +

10.5*	Empire HealthChoice, Inc., 1998-2000 Long-Term Incentive Compensation Plan (1)

10.6*	Empire HealthChoice, Inc., 1999-2001 Long-Term Incentive Compensation Plan (1)

10.7*	Empire HealthChoice, Inc., 2000-2002 Long-Term Incentive Compensation Plan (1)

10.8*	WellChoice, Inc. Long-Term Incentive Compensation Plan (1)

Number	Description
10.10	Form of Blue Cross License Agreement (1)

10.11	Form of Blue Shield License Agreement (1)

10.12†	Master Services Agreement, dated June 1, 2002, between Empire HealthChoice, Inc. and International Business Machines Corporation (1)

10.13	Software License and Support Agreement, dated June 1, 2002, between Empire HealthChoice, Inc. and International Business Machines Corporation (1)

10.14	Agreement of Lease, dated January 17, 2002, between Forest City Myrtle Associates, LLC as Landlord and Empire HealthChoice, Inc. d/b/a/ Blue Cross Blue Shield as Tenant (1)

10.15	Credit and Guaranty Agreement, dated as of October 17, 2002 (1)

10.16	Form of Empire Blue Cross Blue Shield License Addendum to Blue Cross and Blue Shield License Agreements (1)

10.17	Form of Amendment No. 1 to Credit and Guaranty Agreement (1)

10.18*	Change in Control Retention Agreement, dated December 18, 2002, between WellChoice, Inc. and Michael A. Stocker, M.D. (3)

10.20*	Change in Control Retention Agreement, dated December 23, 2002, between WellChoice, Inc. and John Remshard (3)

10.22*	WellChoice, Inc. Annual Executive Incentive Compensation Plan – 2003 Plan Description (4)

10.24*	WellChoice, Inc. 2003 Omnibus Incentive Plan, as amended+

10.25*	WellChoice, Inc. 2003 Employee Stock Purchase Plan (5)

10.26	Second Amendment dated October 16, 2003 to Credit and Guaranty Agreement (6)

10.27*	Change in Control Retention Agreement dated April 30, 2003 between WellChoice, Inc. and Gloria McCarthy (6)

10.28*	Change in Control Retention Agreement dated December 23, 2002, between WellChoice, Inc. and Linda V. Tiano+

10.29*	Change in Control Retention Agreement dated December 23, 2002, between WellChoice, Inc. and Jason Gorevic+

10.30*	WellChoice, Inc. Annual Executive Incentive Compensation Plan – 2004 Plan Description.+

10.31*	WellChoice, Inc. Directors Deferred Cash Compensation Plan+

10.32*	Form of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Award relating to Restricted Stock Unit Awards issued to Non-Management Directors+

21	Subsidiaries of the Registrant+

23	Consent of Independent Auditors+

24	Power of Attorney (see signature page) to this Annual Report on Form 10-K and incorporated herein+

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002+

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002+

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002+

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002+

+	Filed herewith.
†	Omits information for which confidential treatment has been granted.
*	Management contracts, compensatory plans or arrangements.
(1)	Previously filed as the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-99051) and incorporated herein by reference thereto.
(2)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference thereto.
(3)	Previously filed as the same numbered exhibit to the Registrant’s Current Report on Form 8-K filed January 21, 2003 and incorporated herein by reference thereto.
(4)	Previously filed as the same numbered exhibit to the Registrant’s 2002 Annual Report on Form 10-K filed March 7, 2003 and incorporated herein by reference thereto.
(5)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed July 24, 2003 and incorporated herein by reference thereto.
(6)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed October 24, 2003 and incorporated herein by reference thereto.

(b)	Reports on Form 8-K:

During the fourth quarter of the fiscal year ended December 31, 2003, the registrant filed the following report on Form 8-K:

On October 24, 2003, we filed with the Commission a Current Report on Form 8-K dated October 24, 2003, disclosing under Items 9 and 12 our earnings for the three months ended September 30, 2003 and certain non-GAAP financial information.

(c)	Refer to Item 15(a)(3) of this report.

(d)	Refer to Item 15 (a)(2) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2004	WELLCHOICE, INC.
(Registrant)

	By:	/s/ MICHAEL A. STOCKER, M.D.
Michael A. Stocker, M.D.
Chief Executive Officer and President

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. Stocker, M.D., John W. Remshard and Linda V. Tiano, and any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that any of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on dates indicated.

Signature and Title	Date

/s/ MICHAEL A. STOCKER, M.D.	February 12, 2004
Michael A. Stocker, M.D. Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ JOHN W. REMSHARD	February 12, 2004
John W. Remshard Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ PHILIP BRIGGS	February 12, 2004
Philip Briggs Chairman of the Board of Directors

/s/ HERMES L. AMES III	February 12, 2004
Hermes L. Ames, III Director

/s/ JOHN R. GUNN	February 12, 2004
John R. Gunn Director

/s/ PETER HUTCHINGS	February 12, 2004
Peter Hutchings Director

/s/ SUSAN L. MALLEY, PH.D.	February 10, 2004
Susan L. Malley, Ph.D. Director

Signature and Title	Date

/s/ EDWARD J. MALLOY	February 10, 2004
Edward J. Malloy Director

/s/ JOHN F. MCGILLICUDDY	February 12, 2004
John F. McGillicuddy Director

/s/ ROBERT R. MCMILLAN	February 10, 2004
Robert R. McMillan Director

/s/ STEPHEN S. SCHEIDT, M.D.	February 10, 2004
Stephen S. Scheidt, M.D. Director

/s/ FREDERICK O. TERRELL	February 11, 2004
Frederick O. Terrell Director

/s/ LOUIS R. TOMSON	February 10, 2004
Louis R. Tomson Director

/s/ FAYE WATTLETON	February 10, 2004
Faye Wattleton Director

/s/ JOHN E. ZUCCOTTI	February 10, 2004
John E. Zuccotti Director

WellChoice, Inc. and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2003, 2002 and 2001

Report of Independent Auditors

To the Board of Directors of

    WellChoice, Inc.

We have audited the accompanying consolidated balance sheets of WellChoice, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WellChoice, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

New York, New York

February 2, 2004

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2003	2002
	(In thousands, except share and per share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: $1,036,747 and $846,617)	$1,037,255	$863,290
Marketable equity securities, at fair value (cost: $52,890 and $47,022)	60,414	44,548
Short-term investments	232,474	359,490
Other long-term equity investments	31,686	28,220

Total investments	1,361,829	1,295,548
Cash and cash equivalents	697,518	487,431

Total investments and cash and cash equivalents	2,059,347	1,782,979

Receivables:
Billed premiums, net	92,399	111,082
Accrued premiums	285,773	247,729
Other amounts due from customers, net	107,062	94,475
Notes receivable, net	12,410	12,059
Advances to hospitals, net	10,788	124
Accrued investment income	9,613	9,829
Miscellaneous, net	51,333	70,644

Total receivables	569,378	545,942
Property, equipment and information systems, net of accumulated depreciation	113,526	100,790
Prepaid pension expense	53,515	45,209
Deferred taxes, net	216,534	268,948
Other	30,693	33,587

Total assets	$3,042,993	$2,777,455

Liabilities and stockholders’ equity
Liabilities:
Unpaid claims and claims adjustment expense	$609,491	$559,924
Unearned premium income	134,174	127,503
Managed cash overdrafts	197,995	170,270
Accounts payable and accrued expenses	104,526	111,842
Advance deposits	113,843	137,762
Group and other contract liabilities	112,204	112,870
Postretirement benefits other than pensions	142,743	143,736
Obligations under capital lease	48,345	47,700
Other	147,315	129,586

Total liabilities	1,610,636	1,541,193
Stockholders’ equity:
Class A common stock, $0.01 per share value, 225,000,000 shares authorized; shares issued and outstanding: 2003—83,676,446; 2002—83,490,477	837	835
Class B common stock, $0.01 per share value, one share authorized; one share issued and outstanding	—	—
Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	1,262,222	1,255,566
Retained earnings (deficit)	162,584	(38,542)
Unearned restricted stock compensation	(6,027)	—
Accumulated other comprehensive income	12,741	18,403

Total stockholders’ equity	1,432,357	1,236,262

Total liabilities and stockholders’ equity	$3,042,993	$2,777,455

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended December 31
	2003	2002	2001
	(In thousands, except share and per share data)
Revenue:
Premiums earned	$4,875,380	$4,628,035	$4,246,168
Administrative service fees	445,865	396,203	321,984
Investment income, net	51,235	64,806	69,356
Net realized investment gains (losses)	11,799	2,604	(12,403)
Other (loss) income, net	(1,724)	14,012	6,101

Total revenue	5,382,555	5,105,660	4,631,206

Expenses:
Cost of benefits provided	4,162,246	3,947,382	3,738,821
Administrative expenses	876,687	833,160	742,777
Conversion and IPO expenses	—	15,350	2,043

Total expenses	5,038,933	4,795,892	4,483,641

Income from continuing operations before income taxes	343,622	309,768	147,565
Income tax (expense) benefit	(142,496)	67,847	(135)

Income from continuing operations	201,126	377,615	147,430
Loss from discontinued operations, net of taxes of $0	—	(1,056)	(16,452)

Net income	$201,126	$376,559	$130,978

Basic net income per common share	$2.41
Diluted net income per common share	$2.41
Shares used to compute basic earnings per share based on weighted average shares outstanding.	83,490,478
Shares used to compute diluted earnings per share based on weighted average shares outstanding.	83,518,167
Net loss for the period from November 7, 2002 (date of conversion and initial public offering) to December 31, 2002		$(38,542)
Basic and diluted net loss per common share for the period from November 7, 2002 (date of conversion and initial public offering) to December 31, 2002		$(0.46)
Shares used to compute earnings per share, based on weighted average shares outstanding November 7, 2002 (date of conversion and initial public offering) to December 31, 2002		83,333,244

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock		Additional Paid In Capital	Unassigned Reserves	Retained (Deficit) Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (1)
	Number of Shares	Par Value
Balance at January 1, 2001				$682,332			$(7,654)	$674,678
Net income				130,978				130,978
Other comprehensive income							23,589	23,589

Comprehensive income								154,567

Balance at December 31, 2001				813,310			15,935	829,245
Initial public offering of common stock	83,490,478	$835	$1,255,566	(1,228,411)				27,990
Net income (loss)				415,101	$(38,542)			376,559
Other comprehensive income							2,468	2,468

Comprehensive income								379,027

Balance at December 31, 2002	83,490,478	835	1,255,566	—	(38,542)		18,403	1,236,262
Net income					201,126			201,126
Other comprehensive loss							(5,662)	(5,662)

Comprehensive income								195,464
Issuance of common stock for stock incentive plan	185,969	2	6,656			$(6,027)		631

Balance at December 31, 2003	83,676,447	$837	$1,262,222	$—	$162,584	$(6,027)	$12,741	$1,432,357

(1)	In 2001, Reserve for Policyholders’ Protection prior to for profit conversion

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2003	2002	2001
	(In thousands)
Cash flows from operating activities
Net income	$201,126	$376,559	$130,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,453	34,502	26,741
Net realized (gain) loss on sales of investments	(11,799)	(2,604)	12,403
Provision (credit) for doubtful accounts	937	1,284	(1,702)
Accretion of discount, net	5,537	(2,733)	(5,005)
Equity in (earnings) loss of other long-term equity investments	(1,364)	229	571
Deferred income tax expense (benefit)	55,806	(151,372)	(34,828)
Insurance recovery gain	—	—	8,943
Other	(8,306)	(5,763)	(8,428)
Changes in assets and liabilities:
Billed and accrued premiums receivable	(17,854)	43,372	42,328
Other customer receivable	(14,431)	(24,956)	2,787
Notes receivable	(352)	(1,610)	(3,102)
Advances to hospitals	(10,666)	1,757	3,920
Accrued investment income	217	(383)	3,523
Insurance proceeds receivable	—	13,716	(13,716)
Miscellaneous receivables	3,087	(8,212)	10,390
Other assets	2,894	(6,207)	(5,976)
Unpaid claims and claims adjustment expenses	49,567	(74,205)	(38,289)
Unearned premium income	6,670	7,321	14,441
Managed cash overdrafts	27,725	(4,332)	8,686
Accounts payable and accrued expenses	(8,854)	(9,608)	34,350
Advance deposits	(23,919)	(73,494)	24,427
Group and other contract liabilities	(666)	16,315	(8,971)
Postretirement benefits other than pensions	(993)	5,530	1,888
Other liabilities	1,261	47,584	7,938

Net cash provided by operating activities	295,076	182,690	214,297

Cash flows from investing activities
Purchases of property, equipment and information systems	(43,519)	(33,691)	(33,822)
Proceeds from sale of property, equipment and information systems	1,803	1,349	—
Purchases of available for sale investments	(1,568,589)	(1,757,657)	(818,465)
Proceeds from sales and maturities of available for sale investments	1,524,670	1,660,541	722,951

Net cash used in investing activities	(85,635)	(129,458)	(129,336)

Cash flows from financing activities
Increase in capital lease obligations	646	(2,379)	(1,933)
Net proceeds from common stock issued in the initial public offering	—	27,990	—

Net cash provided by (used in) financing activities	646	25,611	(1,933)

Net change in cash and cash equivalents	210,087	78,843	83,028
Cash and cash equivalents at beginning of period	487,431	408,588	325,560

Cash and cash equivalents at end of period	$697,518	$487,431	$408,588

Supplemental disclosure:
Income taxes paid	$79,901	$90,473	$13,349

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share data)

December 31, 2003

1. Organization and For-Profit Conversion

WellChoice, Inc. (“WellChoice”) was formed in August 2002 as a Delaware Corporation to be the for-profit parent holding company for Empire HealthChoice, Inc. (“EHC”) following the conversion. WellChoice owns a Health Maintenance Organization (“HMO”) and two health insurance companies through its investment in WellChoice Holdings of New York, Inc. (“WellChoice Holdings”).

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

WellChoice Holdings is a non-insurance holding company which wholly-owns Empire HealthChoice Assurance Inc. (“EHCA”) d/b/a, Empire Blue Cross Blue Shield. In connection with EHC’s conversion to a for-profit entity, EHC merged with EHCA. EHCA wholly-owns Empire HealthChoice HMO, Inc. (“EHC HMO”) and WellChoice Insurance of New Jersey, Inc. (“WCINJ”). EHC HMO is an HMO licensed under Article 44 of the New York Public Health Law and is also licensed to operate an HMO in the State of New Jersey. WCINJ is a credit, life, accident and health insurance company licensed in eleven states, which currently writes business only in New Jersey. Prior to its dissolution in February 2002, NexxtHealth, Inc. was a wholly-owned subsidiary of EHC primarily engaged in the development of software to link health care systems to the Internet.

EHCA and its subsidiaries offer a comprehensive array of insurance products to employer groups and individuals. Products include traditional comprehensive indemnity health coverage and managed care products and services offered through an HMO, preferred provider organization (“PPO”) and exclusive provider organization (“EPO”). EHCA and its subsidiaries also process claims for self-insured employers and government programs. EHCA and EHC HMO are members of the Blue Cross Blue Shield Association (“BCBSA”) which provides EHCA and EHC HMO the ability to participate with other Blue Cross Blue Shield plans in BCBSA sponsored programs and entitles it to use the Blue Cross and Blue Shield names and marks in the New York City metropolitan area and one or both of these names and marks in select upstate New York counties.

WellChoice also has, through a subsidiary investment, a 24.97% interest in National Accounts Service Company, LLC (“NASCO”), a limited liability company, which processes national account claims for the Company and other Blue Cross Blue Shield plans. See footnote 9.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of WellChoice and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

2. Summary of Significant Accounting Policies (continued)

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Conversion

The conversion was accounted for as a reorganization using the historical carrying values of EHC and its subsidiaries assets and liabilities. Immediately following the conversion, EHC’s unassigned reserves were reclassified to par value of common stock and additional paid-in capital. The costs of the conversion were recognized as an expense.

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

Other Long-Term Equity Investments

Other long-term equity investments include joint ventures and warrants. Joint ventures are accounted for under the equity method. The Company’s warrants are considered derivatives and are carried at fair value. The warrants are not classified as hedging instruments. Fair values of warrants are determined using the Black Scholes options valuation model. Changes in the fair values of warrants are recorded as realized gains or losses.

Cash and Cash Equivalents

The Company considers all bank deposits, highly liquid securities and certificates of deposit with maturities of three months or less at the date of purchase to be cash equivalents. These cash equivalents are carried at cost which approximates fair value.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Pharmaceutical Rebate Sharing Program

The Company participates in pharmaceutical rebate sharing programs with drug manufacturers through a third party pharmacy benefit manager. Rebates for fully insured groups are recorded as a reduction to the cost of benefits provided. Rebates for self-funded groups are recorded as administrative service fee revenue. The Company records an estimate for pharmacy rebates earned but not yet received. These estimates are adjusted as new information becomes known and such adjustments are included in current period operations. Pharmacy rebates included in miscellaneous receivables were $15,813 and $19,004 at December 31, 2003 and 2002, respectively.

Market Stabilization and Stop Loss Pools

The Company is required to participate in Market Stabilization and Stop Loss Pools (“Pools”) as established by the State of New York. Contributions and recoveries under the Pools are estimated based on interpretations of applicable regulations and are recorded as an addition or a reduction to cost of benefits provided. These estimates are adjusted as new information becomes known and such adjustments are included in current period operations. In 2003, the Company received a distribution from the Pool for Medicare Supplemental Pool years 2000 through 2002 and 2003 of $34,882 and $5,972, respectively. The distribution was recorded as a reduction to cost of benefits provided. The Company was required to issue premium refunds of approximately $19,663 related to the distribution received for years 2000 through 2003. Pool recoverables included in miscellaneous receivables were $23,877 and $18,390 at December 31, 2003 and 2002, respectively.

Receivables

Receivables are reported net of allowance for doubtful accounts of $14,661 and $13,724 at December 31, 2003 and 2002, respectively. The allowance for doubtful accounts calculation is based upon historical experience, which takes into consideration the length of time the receivable has been outstanding.

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

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

2. Summary of Significant Accounting Policies (continued)

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

Retirement Benefits

Retirement benefits represent outstanding obligations for certain retiree health care and life insurance benefits and any unfunded liabilities related to defined benefit pension plans. Unfunded liabilities for pension benefits are accrued in accordance with SFAS No. 87, Employers’ Accounting for Pensions. Medical and life insurance benefits for retirees are accrued in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

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

Cost of Benefits Provided

Cost of benefits provided includes claims paid, claims in process and pending, and an estimate of unreported claims for healthcare service provided to enrolled members during benefits and pool recoveries. Costs of benefits are reported net of pharmacy rebates, coordination of benefits and pool recoveries.

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

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Premium Deficiency

A premium deficiency reserve is established when expected claim payments or incurred costs, claim adjustment expenses and administrative costs exceed the premiums to be collected for the remainder of a contract period. For purposes of determining if a premium deficiency reserve exists, contracts are grouped in a manner consistent with how policies are marketed, serviced and measured. Anticipated investment income is not utilized in the premium deficiency reserve calculation. At December 31, 2003 and 2002, a premium deficiency reserve of $402 and $3,300, respectively, is included in group and other contract liabilities.

Stock-Based Compensation

The Company has an incentive stock plan that provides for stock-based compensation, including stock options, restricted stock awards, restricted stock units and an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of the grant. Restricted stock awards and restricted stock units are valued at the fair value of the stock on the grant date, with no cost to the grantee. The employee stock purchase plan, in accordance with the Section 423 of the Internal Revenue Code, allows for a purchase price per share to be 85% of the lower of the fair value of a share of common stock on (i) the first trading day of the offering period, or (ii) the last trading day of the offering period. The Company accounts for stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, if the exercise price is equal to the fair market value of the shares at the date of the grant, the Company recognizes no compensation expense related to stock options. For grants of restricted stock and restricted stock units, unearned compensation, equivalent to the fair value of the shares at the date of grant, is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended.

Earnings Per Share

For 2003, earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the year. For 2002, earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the period from November 7, 2002, the date of the for-profit conversion and initial public offering, to December 31, 2002.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the dilutive effect of all stock options, and restricted stock awards, using the treasury stock method. Under the treasury stock method, the exercise of stock options and restricted stock unit awards is assumed, with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Pro Forma Disclosure

The pro forma information regarding net income and earnings per share has been determined as if the Company accounted for its stock-based compensation using the fair value method. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

2003
Risk-free interest rate	3.47%
Volatility factor	42%
Dividend Yield	—
Excepted life	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock option grants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock option grants.

For purposes of pro forma disclosures, compensation expense is increased for the estimated fair value of the options amortized over the options’ vesting periods and for the difference between the market price of the stock and discounted purchase price of the shares on the purchase date for the employee stock purchases. The Company’s pro forma information is as follows:

	Year ended December 31
	2003	2002	2001
Reported net income	$201,126	$376,559	$130,978
Total stock-based employee compensation determined under fair value based method for stock options, net of tax	(255)	—	—

Pro forma net income	$200,871	$376,559	$130,978

	2003 As Reported	2003 Pro Forma
Earnings per share:
Basic net income per common share	$2.41	$2.41
Diluted net income per common share	$2.41	$2.41
Weighted-average fair value of options granted during the year	—	$12.92
Weighted-average fair value of restricted stock awards granted during the year.	$31.03	$31.03
Weighted-average fair value of restricted stock unit awards granted during the year	$31.03	$31.03

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standard Board issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This Statement amends Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. However, the Statement does not change the recognition and measurement requirements of those Statements. This Statement retains the disclosure requirements contained in SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces and requires additional disclosure. Additional new disclosure includes actual mix of plan assets by category, a description of investment strategies and policies used, a narrative description of the basis for determining the overall expected long-term rate of return on asset assumption and aggregate expected contributions.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Modernization Act”) was signed into law. The Modernization Act introduced a voluntary Medicare part D prescription drug benefit and created a new 28% federal subsidy for the sponsors of the postretirement prescription drug benefits that are at least actuarially equivalent to the new Medicare Part D benefit. Under SFAS No. 106-1, Accounting for Postretirement Benefits Other Than Pensions, sponsors must consider the two new features in measuring the Accumulated Postretirement Benefit Obligation (“APBO”) and net periodic postretirement benefit cost. In accordance with SFAS No. 106-1, the Company made a one-time election to defer recognition of the impact on SFAS No. 106 accounting. Any measures of APBO and net periodic postretirement benefit cost in the financial statements and the related footnotes for the year ended December 31, 2003 do not reflect the effects of the Modernization Act. Currently, specific authoritative guidance on accounting for the federal subsidy is pending and that guidance when issued could require the Company to change previously reported information. The Company does not anticipate that the adoption of SFAS 106-1 will materially affect the financial statements.

3. Investments

Available-for-sale investments are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2003
Fixed maturities:
U.S. Treasury Notes	$94,032	$518	$(54)	$94,496
U.S. Government Agency obligations	457,514	987	(6,197)	452,304
U.S. Government Agency mortgage-backed securities	84,812	242	(797)	84,257
Public utility bonds	5,361	—	(26)	5,335
Corporate securities	395,028	7,299	(1,464)	400,863

Total fixed maturities	1,036,747	9,046	(8,538)	1,037,255

Marketable equity securities:
Common stock	42,834	7,354	(172)	50,016
Non-redeemable preferred stock	10,056	342	—	10,398

Total marketable equity securities	52,890	7,696	(172)	60,414

Total fixed maturities and marketable equity securities investments	$1,089,637	$16,742	$(8,710)	$1,097,669

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

3. Investments (continued)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2002
Fixed maturities:
U.S. Treasury Notes	$76,042	$2,081	$—	$78,123
U.S. Government Agency obligations	234,300	2,011	(156)	236,155
U.S. Government Agency mortgage-backed securities	129,522	1,299	(127)	130,694
Public utility bonds	20,000	368	(4)	20,364
Corporate securities	386,753	13,059	(1,858)	397,954

Total fixed maturities	846,617	18,818	(2,145)	863,290

Marketable equity securities:
Common stock	31,966	—	(2,724)	29,242
Non-redeemable preferred stock	15,056	250	—	15,306

Total marketable equity securities	47,022	250	(2,724)	44,548

Total fixed maturities and marketable equity securities investments	$893,639	$19,068	$(4,869)	$907,838

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury notes and U.S. Government Agency obligations	$213,595	$(6,251)	$—	$—	$213,595	$(6,251)
U.S. Government Agency mortgage-backed securities	57,764	(797)	—	—	57,764	(797)
Public utility bonds	5,335	(26)	—	—	5,335	(26)
Corporate securities	108,603	(1,130)	11,444	(334)	120,047	(1,464)

Total fixed maturities	385,297	(8,204)	11,444	(334)	396,741	8,538

Common stock	522	(172)	—	—	522	(172)

Total temporarily impaired securities	$385,819	$(8,376)	$11,444	$(334)	$397,263	$(8,710)

The amortized cost and fair value of fixed maturities, by contractual maturity, are shown below:

	December 31, 2003
	Amortized Cost	Fair Value
Due in 1 year or less	$72,347	$73,144
Due after 1 year through 5 years	259,288	261,377
Due after 5 years through 10 years	70,337	70,895
Due after 10 years	634,775	631,839

Total	$1,036,747	$1,037,255

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

3. Investments (continued)

Mortgage-backed securities do not have a single maturity date and have been included in the above table based on the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales of available for sale securities for the years ended December 31, 2003, 2002 and 2001 were $268,062, $231,840 and $154,137, respectively. The Company’s investment portfolio is not significantly concentrated in any particular industry or geographic region.

Investment income, net is summarized as follows:

	Year ended December 31
	2003	2002	2001
Fixed maturities	$41,759	$57,507	$61,690
Marketable equity securities	1,100	1,081	1,200
Short-term investments and cash equivalents	8,237	7,775	15,583
Other long-term equity investments	23	117	—

Interest and dividend income	51,119	66,480	78,473

Equity in earnings (losses) of joint ventures	1,364	(229)	(571)

Less investment expenses including interest on advance deposits	(1,248)	(1,445)	(8,546)

Investment income, net	$51,235	$64,806	$69,356

Realized and unrealized gains and losses on investments were as follows:

	Year ended December 31
	2003	2002	2001
Realized gains:
Fixed maturities	$9,480	$4,447	$2,351
Equity securities	2,602	375	—
Short-term investments and cash equivalents	4	6	3,994

Total realized gains	12,086	4,828	6,345

Realized losses:
Fixed maturities	—	(1,747)	(2,402)
Equity securities	(287)	(476)	(10,816)
Short-term investments and cash equivalents	—	(1)	(5,530)

Total realized losses	(287)	(2,224)	(18,748)
Net realized gains (losses)	11,799	2,604	(12,403)

Changes in unrealized (losses) gains:
Fixed maturities	(16,236)	6,305	23,249
Equity securities	7,300	(2,531)	11,193
Short-term investments	(119)	23	(9)

Net unrealized (losses) gains	(9,055)	3,797	34,433

Total realized and unrealized gains (losses)	$2,744	$6,401	$22,030

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

3. Investments (continued)

In 2001, the Company recorded a loss of $10,521 due to management’s determination that the decline in value of a common stock investment was other than temporary.

The components of other comprehensive (loss) income are as follows:

	Year ended December 31
	2003	2002	2001
Unrealized gains from investments, net of taxes of $(118), $(2,186), and $(6,503)	$857	$4,059	$15,527
Reclassification adjustment for (gains) losses included in net income, net of taxes of $3,511, $857 and $(4,341)	(6,519)	(1,591)	8,062

Other comprehensive (loss) income	$(5,662)	$2,468	$23,589

In 2003, the Company participated in a security lending program, whereby certain securities from its portfolio are loaned to qualified brokers in exchange for cash collateral, equal to at least 102% of the market value of the securities loaned. The securities lending agent indemnified the Company against loss in the event of default by the borrower. Income generated by the securities lending program is reported as a component of net investment income. As of December 31, 2003, fixed maturity securities of $191,958 were loaned under the program.

The Company is required by BCBSA to maintain a deposit for the benefit and security of out-of-state policyholders. At December 31, 2003, the fair value and amortized cost of the investment on deposit were $8,530 and $8,404, respectively. The Company also maintains a deposit to satisfy the requirements of its workers’ compensation insurance carrier. At December 31, 2003, the fair value and amortized cost of the investment on deposit were $1,855 and $1,846, respectively.

4. Property and Equipment

Property and equipment, including capitalized lease arrangements, are as follows:

	December 31
	2003	2002
Buildings and improvements	$126,466	$102,600
Equipment and furniture	68,719	52,575
Software systems	66,777	57,807

Total property and equipment	261,962	212,982

Less accumulated depreciation and amortization	148,436	112,192

Net property and equipment	$113,526	$100,790

All property and equipment is used by the Company for its operations and includes two facilities and certain equipment leased under agreements, which are accounted for as capital leases. Depreciation expense, including depreciation on assets held under capital leases totaled $38,870, $34,168 and $27,332 for the years ended December 31, 2003, 2002 and 2001, respectively.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

4. Property and Equipment (continued)

For the year ended December 31, 2003, the cost and accumulated depreciation of assets retired were $5,639 and $3,480, respectively. Of these retirements, cost and accumulated depreciation of $1,681 and $638, respectively, was for information system equipment and personal computers.

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

5. Claim Reserves

Activity in unpaid claims and certain claim adjustment expenses is summarized as follows:

	Year ended December 31
	2003		2002		2001
Balance as of January 1	$563,224		$634,130		$672,419
Incurred related to:
Current period	4,244,356		3,993,607		3,792,241
Prior periods	(82,110)		(46,225)		(53,420)

Total incurred	4,162,246		3,947,382		3,738,821

Paid related to:
Current period	3,693,619		3,493,244		3,257,090
Prior periods	421,958		525,044		520,020

Total paid	4,115,577		4,018,288		3,777,110

Balance at end of periods	$609,893	*	$563,224	*	$634,130

*	Includes $402 and $3,300 of premium deficiency reserve in WCINJ included in group and other contract liabilities as of December 31, 2003 and 2002, respectively.

The provision for claims and claim adjustment expenses attributable to prior year incurrals had a favorable development of $82,110, $46,225, and $53,420 in 2003, 2002 and 2001 respectively, due to health care trends being lower than anticipated when the reserves were established. Moreover, actual claim payment lags were shorter than assumed in determining the reserves, due to continued improvement in the claim adjudication process. The favorable development in 2003 included $34,882 of recoveries from the New York Market Stabilization Pools for Medicare Supplemental policies for Pool Years 2000, 2001 and 2002, and $2,898 of amortization of the premium deficiency reserve in WCINJ. Additionally, the development of the prior years’ claim liability impacts premiums for retrospectively rated contracts. Accordingly, the Company’s favorable (unfavorable) development of $25,118, ($1,532) and $46,416 in 2003, 2002, and 2001, respectively, on such contracts, was largely offset by decreases (increases) in premiums.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

6. Income Taxes

The significant components of the provision for income tax (expense) benefit are as follows:

	Year ended December 31
	2003	2002	2001
Current tax expense	$(86,690)	$(83,526)	$(34,963)
Deferred tax (expense) benefit	(55,806)	151,373	34,828

Income tax (expense) benefit	$(142,496)	$67,847	$(135)

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax is as follows:

	Year ended December 31
	2003	2002	2001
Income tax at prevailing corporate tax rate applied to pre-tax income	$(120,268)	$(108,049)	$(45,890)

Increase (decrease):
Change in valuation allowance	—	195,698	1,147
IRC Sec. 833(b) special deduction	—	—	54,249
State and local income taxes, net of federal income tax benefit	(8,933)	(5,077)	(88)
Other	(13,295)	(14,725)	(9,553)

Income tax (expense) benefit	$(142,496)	$67,847	$(135)

WellChoice and its subsidiaries file a consolidated federal income tax return. WellChoice currently has a tax sharing agreement in place with all of its subsidiaries. In accordance with the Company’s tax sharing agreement, the Company’s subsidiaries pay federal income taxes to WellChoice based on a separate company calculation.

Prior to 2002, EHC maintained a valuation allowance on its regular tax net operating loss carryforwards and certain other temporary differences due to uncertainty in its ability to utilize these assets within an appropriate period. The use of these assets was largely dependent on the conversion and future positive taxable income. Because the approval of EHC’s plan of conversion by the New York State Insurance Department (the “Department”), removed the uncertainty of the conversion, the Company concluded in the third quarter of 2002 that the valuation allowance related to these assets was no longer necessary. Accordingly, the income tax benefit for 2002 includes the reversal of the valuation allowance of $174,977 related to the Company’s regular tax operating loss carryforwards.

As a result of the conversion to a for-profit accident and health insurance company in 2002, the Company adjusted its deferred tax assets for temporary differences related to Empire HealthChoice Assurance, Inc.’s liability for state and local taxes which resulted in the recognition of a $5,374 deferred tax asset. In May 2003, the New York State Legislature enacted budget legislation that eliminates the net income portion of the New York State franchise tax applicable to every insurance company other than life insurance companies effective January 1, 2003. As a result, the Company’s tax provision for 2003 was increased by $5,374, reflecting the reversal of the previously recorded deferred tax asset.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

6. Income Taxes (continued)

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

During the fourth quarter of 2002, the Company reevaluated its tax position for financial statement purposes related to EHC’s ability to utilize the Section 833(b) deduction and determined that when EHC converted to a for-profit entity, its ability to utilize the Section 833(b) deduction was uncertain. No authority directly addresses whether a conversion transaction will render the 833(b) deduction unavailable. The Company is aware, however, that the IRS has taken the position related to other Blue Cross Blue Shield plans that a conversion could result in the inability of a Blue Cross Blue Shield plan to utilize the 833(b) deduction. In light of the absence of governing authority, while the Company intends to continue to take the deduction on its tax returns after the conversion, the Company has assumed, for financial statement reporting purposes, that the deduction will be disallowed. Accordingly, the Company has utilized $77,000 of regular operating loss carryforwards for financial statement purposes in excess of those utilized for tax purposes.

The Company’s position with gross deferred tax assets and liabilities are as follows:

	December 31
	2003	2002
Deferred tax assets:
Regular tax operating loss carryforwards	$—	$57,593
Alternative minimum tax credit carryforward	149,801	134,064
Fixed assets	7,387	4,807
Loss reserve discounting	3,982	4,933
Post-retirement benefits other than pensions	49,960	50,308
Post-employment benefits	3,834	3,901
Bad debts	5,523	5,621
Deferred compensation	6,003	6,250
Unpaid expense accruals	14,339	10,858
Other temporary differences	5,739	21,366

Total deferred tax assets	246,568	299,701

Deferred tax liabilities:
Unrealized gains on investments	8,705	12,339
Pension income adjustment	20,352	17,264
Bonds and bond discount	977	1,150

Total deferred tax liabilities	30,034	30,753

Net deferred tax assets	$216,534	$268,948

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

6. Income Taxes (continued)

The Company’s regular tax loss carryforwards for income tax purposes of $259,000 expire between the years 2004 and 2023. The Company’s alternative minimum tax credit carryforward for income tax purposes of $191,000 has no expiration date.

The Company completed a study of the intangible assets, which existed at January 1, 1987 and has filed amended returns for 1989 and 1990 and 1996 claiming a refund for taxes paid. The Company is aware that the IRS and other Blue Cross Blue Shield plans are currently in litigation to determine whether intangible assets that existed at January 1, 1987 are entitled to tax basis and therefore are deductible in future years’ tax returns. If the Company prevails, these potential future tax benefits of up to $100,000 will be available to the Company. As of December 31, 2003 the Company has not recognized this potential benefit in its financial statements.

The Company paid federal income taxes of $58,000, $84,000 and $13,349 in 2003, 2002 and 2001, respectively.

7. Information Technology Outsourcing

In June 2002, the Company entered into a ten-year outsourcing agreement with International Business Machines Corporation (“IBM”). Under the terms of the contract, IBM is responsible for operating the Company’s data center, a portion of the core applications development and technical help desk. IBM has entered into a separate agreement to sublease the Company’s data center. IBM’s charges under the contract include personnel, calculated as a function of IBM’s cost for personnel dedicated to the outsourcing; computer equipment, based on equipment usage rates; space, based on actual usage rates; and certain other costs.

IBM is expected to invoice the Company approximately $586,100 over the remaining term of the agreement for operating the Company’s data center and technical help desk as follows:

2004	$84,900
2005	88,000
2006	74,800
2007	67,200
2008	65,200
2009	62,900
2010	60,400
2011	58,600
2012	24,100

$586,100

The agreement provides for IBM to assist the Company in developing new IT systems. The original agreement required the Company to purchase $65,000 of enhancement and modernization services and equipment from IBM over a five-year term. Effective September 2003, the agreement was amended and the Company’s purchase obligation was reduced to $55,000 and the term extended to seven years with a remaining target purchase rate as follows:

2004	$14,826
2005	14,100
2006	9,900
2007	4,800
2008	1,200

Total	$44,826

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

7. Information Technology Outsourcing (continued)

The Company may defer the purchase of services beyond the target date, provided that to the extent purchases are delayed more than one year beyond the target year, the Company shall pay a premium to IBM of 10% per annum of purchases so delayed.

In addition, the Company accelerated the repayment of price concessions of $7,339 granted under the original contract. The refunding of the price concessions had no impact on the income statement. At December 31, 2003 and 2002 other liabilities include $10,000 and $11,143, respectively of cash flow concessions the Company has taken on monthly invoices from IBM. In accordance with the terms of the IBM contract the Company is required to repay these amounts in the future.

Additionally, IBM, in coordination with deNovis, Inc. (“deNovis”), has agreed to develop a new claims payment software system and to license it to the Company. Subject to the successful completion and acceptance of the claims payment system, the Company will pay a development and license fee of $50,000. Under the terms of the contract with IBM, the Company will pay $25,000 of this fee in four equal installments upon the achievement of specified milestones, the last of which is the Company’s acceptance of the claims payment system. The achievement of these milestones is anticipated to occur in 2006. The remaining $25,000 will be paid one year following the date the Company accepts the claims payment system. Following the expiration of the one-year warranty period that begins upon the payment of the final installment, the Company will pay IBM an annual fee of $10,000 for maintenance and support services. Under the terms of the contract, the Company is entitled to 2% of IBM’s gross revenues from licensing the claims payment system to third parties for the term of the IBM outsourcing contract, including any extensions. The Company will have no obligation to pay the development and license fee and the annual fee if the successful completion and delivery of the claims payment system does not occur.

The Company will own all software developed by IBM under the agreement, other than the claims payment system. All such software in which the Company will have all rights, title and interest will be accounted for in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.

During 2002, in connection with the agreement, the Company sold computer equipment with a net book value of $1,736 to IBM. No gain or loss on the sale of the computer equipment was recognized. Also in connection with the agreement, the Company licensed to IBM its Internet portal technology for an upfront initial license fee of $2,000. In accordance with SOP 98-1, the Company applied the proceeds from the license of the Internet portal technology to the book value of the assets and no gain or loss was recorded. Under the agreement, IBM has the right to sublicense the Internet portal technology to third parties and the Company will receive 4% of IBM’s gross revenues from its licensing for fifteen years. The Company received no licensing revenue for the years ended December 31, 2003 and 2002.

The outsourcing agreement can be terminated by either the Company or IBM in certain circumstances for cause without penalty. The Company can terminate the contract without cause after two years or if it experiences a change in control and, in such instances, would be obligated to pay certain termination costs, which vary based on the duration of the contract but are significant in the early years, to IBM. During the term of the agreement, the Company may not perform the outsourced services itself or through a third party without the consent of IBM.

During the second quarter of 2002, in connection with the IBM outsourcing, the Company began the implementation of a restructuring plan relating to its information technology personnel. Certain employees were involuntarily terminated in accordance with a plan of termination, certain employees were retained by the

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

7. Information Technology Outsourcing (continued)

Company and certain employees were transitioned to IBM. Severance and other costs accrued at June 30, 2002 relating to the plan of termination were $5,351. Payments related to these costs of approximately $4,889 were made through December 31, 2003. To help retain its employees and to help IBM retain its newly transitioned employees, the Company offered stay bonuses for these individuals. The estimated maximum cost of these bonuses assuming all individuals remain with the Company or IBM through the required dates, which range from 2003 to 2004, is approximately $8,518. The Company recognizes the cost of these stay bonuses as these employees provide service. For the years ended December 31, 2003 and 2002, approximately $4,571 and $3,889, respectively, was expensed for these bonuses. Through December 31, 2003, payments of $3,993 were made.

8. Restructuring

In November 2002, as part of the Company’s continuing focus on increasing overall productivity, and in part as a result of the implementation of the technology outsourcing strategy, the Company continued streamlining certain operations and adopted a plan to terminate approximately 500 employees across all segments of its business. Severance and other costs of $13,472 were accrued relating to the plan for the year ended December 31, 2002. Through December 31, 2003, payments related to these costs of $13,180 were made. In an effort to facilitate the restructuring plan certain employees were offered stay bonuses. The Company recognizes the cost of these stay bonuses as these employees provide service. For the years ended December 31, 2003 and 2002, approximately $788 and $243, respectively, was expensed for these bonuses. Through December 31, 2003, payments of $501 were made.

9. Statutory Information

Insurance companies, including HMOs are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (the “NAIC”). Under those requirements, the amount of capital and statutory-basis surplus maintained by an insurance company is to be determined based on the various risk factors related to it. At December 31, 2003, EHCA and each of its wholly-owned insurance subsidiaries met the RBC requirements.

EHCA and its subsidiaries are subject to minimum capital requirements under the state insurance laws. Combined statutory-basis surplus of EHCA and its subsidiaries at December 31, 2003 and 2002 of $935,995 and $819,756, respectively, exceeded their respective requirements. Combined statutory-basis net income of EHCA and its subsidiaries was $259,340, $316,936 and $114,462, for the years ended December 31, 2003, 2002 and 2001, respectively.

In accordance with the rules of the Department, the maximum amount of dividends which can be paid by the Company’s subsidiaries without approval of the Department is subject to restrictions relating to statutory surplus and adjusted net income or adjusted net investment income.

On June 30, 2003 and November 8, 2002 WellChoice received a dividend payment from its subsidiary, EHCA, in the amount of $140,000 and $225,000 respectively. The dividend payments were approved by the Department. No dividends were received or paid during the year ended December 31, 2001.

EHCA made cash contributions to its HMO and insurance subsidiaries of approximately, $65,000 and $10,000 during 2002 and 2001, respectively. The capital contributions were made to ensure that each subsidiary had sufficient surplus under applicable BCBSA and state licensing requirements. There were no cash contributions made during 2003.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

9. Statutory Information (continued)

In 2003, WellChoice began the process of dissolving ENASCO. In connection with the dissolution, WellChoice transferred the investment interest in NASCO to EHCA in the form of a capital contribution. EHCA immediately transferred the NASCO investment interest to WCINJ in the form of a capital contribution.

10. Contingencies

The Company is subject to a number of lawsuits, investigations and claims, some of which are class actions arising out of the conduct of its business. The Company believes that it has meritorious defenses in all of these matters and intends to vigorously defend its respective positions. The outcome of these matters is not currently predictable and the damages, if any, are also uncertain. The Company is also involved in and is subject to numerous claims, contractual disputes and uncertainties in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

In June 2002, the Company settled a class action lawsuit for an estimated $23,000 in claims and legal fees. During the period from June 2002 to September 2002, the members of the class were informed of their right to receive payment, were required to respond, and the payments due to respondents were determined. Based on the number of respondents to the class action mailing through August 24, 2002 and the Company’s estimate of the number of late respondents to the mailing, the Company revised its best estimate of the ultimate liability for this action to $14,600. This change in estimate has been recorded in the consolidated financial statements for year ended December 31, 2002. At December 31, 2003 unpaid claims and claims adjustments expense included $150 related to this estimate.

In October 2003, the Company renewed its existing credit and guaranty agreement with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which provides the Company with a credit facility. The Company is able to borrow under the credit facility for general working capital purposes. The total outstanding amounts under the credit facility cannot exceed $100,000. The facility has a term of 364 days with a current maturity date of October 15, 2004, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at the Company’s option, at The Bank of New York’s prime commercial rate (or, if greater, the federal funds rate plus 0.50%) as in effect from time to time plus a margin of between zero and 1.0%, or LIBOR plus a margin of between 1.125% and 2.250%, with the applicable margin to be determined based on our financial strength rating. As of December 31, 2003, there were no funds drawn against this line of credit.

The Company also maintains a $607 secured letter of credit from HSBC Bank USA to support one of its rental lease obligations.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

11. Commitments

The Company leases office facilities and equipment under capital and operating lease arrangements. Future minimum payments for capital leases and noncancelable operating leases, including escalation clauses, as of December 31, 2003 are as follows:

	Capital Leases	Operating Leases
2004	$12,401	$35,602
2005	12,686	30,494
2006	12,882	31,780
2007	13,126	31,385
2008	13,418	31,499
Future years	23,752	275,844

Net minimum lease payment	88,265	$436,604

Less:
Interest	26,902
Maintenance, taxes, etc.	13,018

Present value of minimum lease payments	$48,345

The average imputed interest rate on the capital leases was 14% in 2003. Rent expense under operating leases was $46,762, $54,082 and $50,540 for the years ended December 31, 2003, 2002 and 2001, respectively.

The schedule above includes rent commitments for the Company’s Staten Island facility. However, as part of the information technology outsourcing agreement with IBM (see footnote 7), the Company entered into a sublease agreement with IBM for this property. The Company expects to receive net sublease income of approximately $1,436 per year until 2012.

During the third quarter of 2003, management determined that based on current and projected occupancy requirements, the Company would not receive economic benefit from certain unoccupied leased office space.

The Company recognized an administrative expense of $13,367 for the year ended December 31, 2003, representing the net present value difference between the fair value of estimated sublease rentals and the remaining lease obligation for this space. At December 31, 2003, $12,764 of these costs are included in other liabilities.

12. Related Party Transactions

Administrative expenses incurred related to NASCO services totaled $17,818, $14,673 and $13,281 for the years ended December 31, 2003, 2002 and 2001, respectively. Accounts payable as of December 31, 2003 and 2002, includes amounts due to NASCO of $1,919 and $3,515, respectively.

Active Health Management, Inc., (“AHM”) an entity in which the Company has a 0.8% ownership interest, provides certain medical management services to the Company. Administrative expenses incurred related to AHM services totaled $3,521, $5,882 and $4,869 for the years ended December 31, 2003, 2002 and 2001, respectively. There are no accounts payable as of December 31, 2003 and 2002, due to AHM.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

12. Related Party Transactions (continued)

An Executive Vice President of a labor union account was a member of the Company’s board of Directors until June 2003. For the years ended December 31, 2003, 2002 and 2001, the Company earned premium revenue $17,793, $18,019 and $16,280, respectively from the union. Billed premiums receivable at December 31, 2003 and 2002 includes amounts due from the union of $2,058 and $2,730, respectively. In addition, the Company recorded administrative service fees revenue of $2,384, $2,957 and $2,863 for the years ended December 31, 2003, 2002, and 2001. Other amounts due from customers at December 31, 2003 and 2002 includes $829 and $856 for service fees due from the union.

A member of the Company’s board of directors is an Executive Vice President and Chief Operating Officer of a provider in our network. For the years ended December 31, 2003, 2002 and 2001, the Company made payments to the provider in the amount of $130,605 $101,998 and $82,523 respectively for the reimbursement of claims to this provider.

A physician in a group practice, which is a provider in our network, was a member of the Company’s board of Directors until June 2003. For the years ended December 31, 2003, 2002 and 2001, the Company made payments in the amount of $309, $313 and $330, respectively to this group practice for the reimbursement of claims.

13. Insurance Proceeds

In December 2002, the Company and its insurance carrier settled the Company’s business property protection and blanket earnings and extra expense claim related to loss of the Company’s offices located at the World Trade Center for $74,000. During 2002 and 2001, the Company recorded gains related to the business property portion of the claim of $7,959 and $6,784, respectively, which were included in other income. Administrative expense for the year ended December 31, 2002 includes a gain of $19,300 representing extra expense settlement proceeds for items expensed in 2001 and extra expenses that have not yet been incurred. Administrative expense for the year ended December 31, 2001 includes expenses of $3,535 related to the Company’s recovery efforts.

14. Pension Benefits

The Company had several noncontributory, defined benefit pension plans covering substantially all of its employees. In May 1998, the Company’s Board of Directors approved a consolidation of the Company’s defined benefit pension plans into one “cash balance” defined benefit plan (the “Cash Balance Plan”). The redesigned plan, effective January 1, 1999, provides employees with an opening balance based on the previous benefits attributed to the employee under prior plans with increases through contributions by the Company based on the employee’s age and length of service. The benefit provided at retirement is the sum of all contributions and interest earned.

Prior to the redesign, the Company’s pension benefits were provided through three plans. Although the manner in which these plans were funded differed, the benefits relating to each were similar.

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

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

14. Pension Benefits (continued)

The effect of the change in pension benefits reduced the benefit obligation by $20,606 which will be amortized over the remaining service life of the Cash Balance Plan members (13 years).

The Company also has an unfunded, nonqualified supplemental plan to provide benefits in excess of ERISA limitations on recognized salary or benefits payable from the qualified pension plans and the Company’s Deferred Compensation Plan and Executive Savings Plan. This supplemental plan is accounted for using the projected unit credit actuarial cost method.

The following table sets forth the plans’ change in the actuarially determined benefit obligation, plan assets and information on the plan’s funded status.

	December 31
	2003	2002
Change in benefit obligation
Benefit obligation at beginning of period	$400,268	$368,042
Service cost	16,307	15,977
Interest cost	23,760	26,144
Plan amendments	—	11
Actuarial (gain) loss	(7,806)	33,563
Benefits paid	(39,458)	(43,469)

Benefit obligation at end of period	393,071	400,268

Change in plan assets
Fair value of plan assets at beginning of period	450,977	467,523
Actual return on plan assets	33,916	27,641
Administrative expenses	(870)	(900)
Employer contributions	945	182
Benefits paid	(39,457)	(43,469)

Fair value of plan assets at end of period	445,511	450,977

Information on funded status and amounts recognized
Funded status	$52,440	$50,709
Unrecognized net transition asset	(525)	(715)
Unrecognized prior service credits	(58,263)	(70,951)
Unrecognized net loss from past experience different from that assumed	59,863	66,166

Prepaid benefit cost	$53,515	$45,209

Based on the funded status of the pension plan, the Company does not anticipate any contributions to be made during 2004 for the Cash Balance Plan. The Company expects to contribute approximately $126 to the non-qualified plan in 2004.

Actuarial assumptions used were as follows:

	December 31
	2003	2002
Discount rate	6.5%	7.0%
Rate of increase in future compensation levels	4.0	4.0
Expected long-term rate of return	7.5	8.0

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

14. Pension Benefits (continued)

As of December 31, 2003 measurement date the expected long-term rate of return on assets assumption is 7.50%. As defined in SFAS No. 87, this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

The following table sets forth the percentage of total plan assets for each major category of asserts:

	December 31
	2003	2002
Asset allocation by asset class
Equity securities	25.4%	21.3%
Debt securities	74.6	78.7

Total	100.0%	100.0%

The plan is diversified across three broad asset classes - large cap equity, international equity and domestic fixed income with the target allocation of 20% to large cap, 5% to international equities and the remaining 75% to fixed income. The Pension committee has retained the services of investment managers to implement the Plan’s strategies.

Net pension income for the actuarially developed plans included the following components:

	Year ended December 31
	2003	2002	2001
Service cost	$16,307	$15,977	$14,443
Interest cost on projected benefit obligation	23,760	26,144	23,783
Expected return on plan assets	(34,590)	(36,054)	(33,984)
Net amortization and deferral	(12,836)	(12,070)	(12,894)

Net pension income	$(7,359)	$(6,003)	$(8,652)

The Company administers two noncontributory defined contribution plans offering employees the opportunity to accumulate funds for their retirement. The Deferred Compensation Plan, which is closed to new contributions, and the Executive Savings Plan are nonqualified plans designed to provide executives with an opportunity to defer a portion of their base salary and/or incentive compensation. At December 31, 2003, the plan assets of $16,515 are included as components of cash and investments and an offsetting liability to plan participants is included in other liabilities.

The Company also administers a contributory 401(k) Deferred Savings Plan which is offered to all eligible employees. The Company matches contributions of participating employees; 50% of the first 6% of employee contributions or $5,247, $5,921 and $5,880 for the years ended December 31, 2003, 2002 and 2001, respectively.

15. Other Postretirement Employee Benefits

In addition to pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for those benefits if they reach retirement age while working for the Company.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

15. Other Postretirement Employee Benefits (continued)

The change in benefit obligation, plan assets and information on the plans’ funded status and the components of the net periodic benefit cost are as follows:

	December 31
	2003	2002
Change in benefit obligation
Benefit obligation at beginning of period	$120,726	$124,481
Service cost	1,597	1,500
Interest cost	6,975	7,686
Actuarial gain	(2,457)	(7,154)
Benefits paid	(9,030)	(5,787)

Benefit obligation at end of period	117,811	120,726

Change in plan assets
Fair value of plan assets at beginning of period	—	—
Employer contributions	9,030	5,787
Benefits paid	(9,030)	(5,787)

Fair value of plan assets at end of period	—	—

Information on funded status and amounts recognized
Funded status	(117,811)	(120,726)
Unrecognized net actuarial gain	(63,647)	(66,027)
Unrecognized transition obligation	38,715	43,017

Accrued postretirement benefit cost	$(142,743)	$(143,736)

	December 31
	2003	2002	2001
Components of net periodic benefit cost
Service cost	$1,597	$1,500	$1,639
Interest cost	6,975	7,686	8,434
Amortization of transition obligation	4,302	4,301	4,302
Amortization of actuarial gain	(4,837)	(4,699)	(4,738)

Net periodic postretirement benefit cost	$8,037	$8,788	$9,637

Actuarial gains or losses for postretirement life and health benefits are recorded separately when they exceed 10% of their respective accumulated postretirement benefit obligations and, at that time, the entire amount of the gain is amortized over the period in which eligibility requirements are fulfilled (20 years).

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

15. Other Postretirement Employee Benefits (continued)

The actuarial assumptions used for determining the accumulated postretirement benefit obligation as measured on December 31, 2003 and 2002 are as follows:

	December 31
	2003	2002
Weighted-average discount rate	6.5%	7.0%
Health care trend rates:
Participants under age 65 in EPO and PPO Plans	10.0%-4.5%	11.0%-4.5%
Participants under age 65 in other plans	10.0%-4.5%	11.0%-4.5%
Participants age 65 and over in Medicare HMOs	30.7%-4.5%	21.9%-4.5%
Participants age 65 and over in Indemnity Plans	9.0%-4.5%	10.0%-4.5%
Caps on Company paid portion of health care premiums for participants who retire on or after May 1, 1996 (in whole dollars):
Participants age 65 and older with Medicare Carve-out Plans	$2,358	$2,358
Participants under age 65 with POS—Point of Service Plans	$4,926	$4,926

The trend rate ranges shown indicate the trend rates will decrease 1.0% annually, other than the Medicare HMO and the Indemnity Plan, until ultimately leveling out at 4.5%. The annual trend rate for the Medicare HMO is 30.7%, 22.8%, and 10.1% for the next three years and then decreases annually until ultimately leveling out at 4.5%. The annual trend rate for the Indemnity Plan is 9.0% and 8.0% for the next two years and then decreases 1.0% annually until ultimately leveling out at 4.5%.

The health care cost trend rate assumptions have a significant effect on the amounts reported. Increasing and decreasing the assumed health care cost trend rates by one percentage point in each year would increase and decrease the postretirement benefit obligation as of December 31, 2003 by $6,890 and $6,174, respectively, and increase and decrease the service and interest cost components of net periodic postretirement benefit cost for December 31, 2003 by $445 and $405, respectively.

16. Concentration of Business

The Company’s business is concentrated in New York and New Jersey, with more than 98% of its premium revenue received from New York business. As a result, future acts of terrorism, changes in regulatory, market or healthcare provider conditions in either of these states, particularly New York, could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company earns revenue from its contracts with the Center for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program. Specifically, the Company has a contract with CMS to provide HMO Medicare+Choice coverage to Medicare beneficiaries in certain New York counties and the Company has a contract to serve as fiscal intermediary for the Medicare Part A program and a carrier for the Medicare Part B program (collectively, referred to as “Medicare Services”). The Company’s Medicare+Choice product and Medicare Services represented 9% and 27% of total premium earned and administrative service fee revenue, respectively, during 2003.

The Company earns revenue from its contracts to provide healthcare services to New York State and New York City employees. The New York State and New York City PPO business accounts for approximately represented 18% and 14% of total premium earned, respectively, during 2003.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

17. Segment Information

WellChoice has two reportable segments: commercial managed care and other insurance products and services. The commercial managed care segment includes group PPO, HMO (including Medicare+Choice), EPO and other products as well as the Company’s New York City and New York State PPO business. The other insurance products and services segment consists of the Company’s traditional indemnity products, Medicare supplemental, individual hospital only, state sponsored individual plans, government mandated individual plans and government contracts with CMS to act as a fiscal intermediary for Medicare Part A program beneficiaries and as a carrier for Medicare Part B program beneficiaries.

Income from continuing operations before income tax expense for the period ended December 31, 2003 include administrative expenses of $10,717 and $2,650, for the managed care and other insurance products and services segments respectively, related to unoccupied leased office space, see footnote 11.

The reportable segments follow the Company’s method of internal reporting by products and services. The financial results of the Company’s segment are presented consistent with the accounting policies described in Note 2. Administrative expenses, investment income, and other income, but not assets, are allocated to the segments. There are no intersegment sales or expenses.

The following table presents information by reportable segment:

	Commercial Managed Care	Other Insurance Products and Services	Total
Year ended December 31, 2003
Revenues from external customers	$4,373,643	$947,602	$5,321,245
Investment income and net realized gains	52,885	10,149	63,034
Other loss	(1,450)	(274)	(1,724)
Income from continuing operations before income tax expense	292,667	50,955	343,622

Year ended December 31, 2002
Revenues from external customers	3,935,234	1,089,004	5,024,238
Investment income and net realized gains	54,047	13,363	67,410
Other revenue	11,272	2,740	14,012
Income from continuing operations before income tax expense	253,424	56,344	309,768

Year ended December 31, 2001
Revenues from external customers	3,401,900	1,166,252	4,568,152
Investment income and net realized gains	41,704	15,249	56,953
Other revenue	4,667	1,434	6,101
Income from continuing operations before income tax expense	121,113	26,452	147,565

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

17. Segment Information (continued)

The following table presents our revenue from external customers by products and services:

	Year ended December 31
	2003	2002	2001
Revenues from external customers:
Commercial managed care:
Premiums earned:
PPO	$2,561,614	$2,349,911	$2,016,580
HMO	1,231,239	1,133,637	948,865
EPO	297,891	234,112	250,651
Other	8,764	5,343	31,719
Administrative service fees	274,135	212,231	154,085

Total commercial managed care	4,373,643	3,935,234	3,401,900

Other insurance products and services
Premiums earned:
Indemnity	312,519	397,175	489,947
Individual	463,353	507,857	508,406
Administrative service fees	171,730	183,972	167,899

Total other insurance products and services	947,602	1,089,004	1,166,252

Total revenues from external customers	$5,321,245	$5,024,238	$4,568,152

18. Stock Compensation

The Company’s incentive plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units and cash awards. On March 26, 2003, the Company’s Board of Directors adopted the 2003 Omnibus Incentive Plan (the “2003 Incentive Plan”). In accordance with the 2003 Incentive Plan the maximum of 6,250,000 shares of common stock may be issued, including 1,875,000 shares solely for issuance under grants of restricted stock awards and restricted stock units. A maximum of 500,000 shares may be issued to non-employee directors. Awards are granted by the Compensation Committee of the Board of Directors. Options vest and expire over terms set by the Committee at the time of grant

Stock Option Grants

In accordance with the 2003 Incentive Plan, the Company’s Compensation Committee granted options to purchase shares of common stock to the Company’s officers and directors at the fair market value at the date of grant. These options generally vest over a three-year vesting period and expire ten years after the grant date. A summary of the stock option activity for the year ended December 31, 2003 is as follows:

	Number of Options	Weighted Average Exercise price per share
Balance at January 1, 2003	—	—
Granted	790,981	$31.05

Balance at December 31, 2003	790,981	$31.05

There were no options exercised, forfeited or expired for the year ended December 31, 2003. No stock options were granted or outstanding prior to 2003.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

18. Stock Compensation (continued)

Information about stock options outstanding at December 31, 2003 is summarized as follows:

Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$31.03-$34.85	790,981	9.88	$31.05

There were no options exercisable as of December 31, 2003.

Restricted Stock Awards

During 2003, the Company granted 185,969 shares of the Company’s stock as restricted stock awards to certain eligible executives valued at the fair value of the stock on the grant date with no cost to the employee. Restricted stock awards generally vest over a three-year period. The fair value of these awards is being amortized to compensation expense over the vesting period. Administrative expense for the year ended December 31, 2003 includes $497 of compensation expense related to these awards. Unearned restricted stock compensation as of December 31, 2003 includes $5,274 related to the restricted stock awards.

Restricted Stock Unit Awards

In 2003, the Company granted 27,076 shares of common stock as restricted unit awards to non-employee members of the Board of Directors. Stock Units are settled in shares of WellChoce common stock and dividend equivalents. The restricted stock unit award will 100% vest on February 1, 2005 provided the grantee serves as a Director and has not terminated other than due to retirement prior to the vesting date. The fair value of the restricted unit awards is being amortized to compensation expense over the vesting period. Administrative expense for the year ended December 31, 2003 includes $87 of compensation expense related to these awards. Unearned restricted stock compensation as of December 31, 2003 includes $753 related to the restricted stock units.

19. Earnings Per Share

The denominator for basic and diluted earnings per share for 2003, and for the period from November 7, 2002 (date of for-profit conversion and initial public offering) through December 31, 2002 is as follows:

	2003	2002
Denominator for basic earnings per common share—weighted-average shares	83,490,478	83,490,478
Effect of dilutive securities—employee and director stock options and non vested restricted stock awards	27,689	—

Denominator for diluted earnings per common share	83,518,167	83,497,478

Weighted-average shares used for basic earnings per share assumes that shares issued in the initial public offering were issued on the effective date of the initial public offering. Weighted-average shares used for basic earnings per share also assumes that adjustments, if any, to the common stock issued in the initial public offering occurred at the beginning of the quarter in which changes were identified.

There were no shares or dilutive securities outstanding prior to the for-profit conversion and initial public offering. For comparative pro forma earnings per share presentation, the weighted-average shares outstanding and the effect of dilutive securities for the period from November 7, 2002 to December 31, 2002, are shown above.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands except share and per share data)

19. Earnings Per Share (continued)

Stock options, restricted stock awards, and restricted stock units are not considered outstanding in computing the weighted-average number of shares outstanding for basic earnings per share. Stock options and restricted stock awards are included, from the grant date, in determining diluted earnings per share using the treasury stock method. The stock options are dilutive in periods when the average market price exceeds the grant price. The restricted stock unit awards are dilutive when the aggregate fair value exceeds the amount of unearned compensation remaining to be amortized.

20. Quarterly Financial Data (Unaudited)

The following unaudited quarterly financial data are presented on a consolidated basis for each of the years ended December 31, 2003 and 2002.

	Quarter ended
	March 31	June 30	September 30	December 31
2003 Data
Total revenues	$1,292,078	$1,374,511	$1,339,339	$1,376,627
Income from continuing operations before income tax expense	82,983	85,436	87,461	87,742
Net income	47,741	48,775	52,058	52,552
Basic and diluted net income per common share	$0.57	$0.59	$0.62	$0.63
Shares used to compute basic earnings per share, based on weighted average shares outstanding for the quarter	83,490,478	83,490,478	83,490,478	83,490,478
Shares used to compute dilutive earnings per share, based on weighted average shares outstanding for the quarter	83,490,478	83,490,478	83,490,478	83,892,582

2002 Data
Total revenues	1,280,100	1,321,642	1,221,204	1,282,714
Income from continuing operations before income tax expense	79,704	60,092	87,224	82,748
Income from continuing operations	79,681	60,095	254,409	(16,570)
Loss from discontinued operations	(1,050)	(6)	—	—
Net income (loss)	78,631	60,089	254,409	(16,570)
Net loss for the period from November 7, 2002 (date of initial public offering) to December 31, 2002				(38,542)
Basic and diluted net loss per common share for the period from November 7, (date of initial public offering) to December 31, 2002				(0.46)
Shares used to compute earnings per share, based on weighted average shares outstanding November 7, 2002 (date of conversion and initial public offering) to December 31, 2002				83,333,244

For the quarter ended September 30, 2002, income from continuing operations includes a deferred tax benefit of $167,185 primarily resulting from the reversal of the valuation allowance for deferred tax assets. For the quarter ended December 31, 2002, loss from continuing operations includes income tax expense of $99,318 primarily resulting from the elimination of the section 833(b) deduction that had previously been assumed during the first three quarters of 2002. Refer to footnote 6.

Supplemental Schedules

WellChoice, Inc. and Subsidiaries

Schedule I—Summary of Investments Other than

Investments In Related Parties

Type of Investment	Cost	Value	Amount at which Shown in the Balance Sheet
	(Dollars in thousands)
Investments at December 31, 2003
Fixed maturities:
Bonds:
United States Government and government authorities	$636,358	$631,057	$631,057
All other corporate bonds	400,389	406,198	406,198

Total fixed maturities	1,036,747	1,037,255	1,037,255
Equity securities:
Common stocks
Industrial, miscellaneous and all other	42,834	50,016	50,016
Nonredeemable preferred stocks	10,056	10,398	10,398

Total equity securities	52,890	$60,414	60,414

Other long-term investments	31,686	xxx	31,686
Short-term investments	232,474	xxx	232,474

Total investments	$1,353,797	xxx	$1,361,829

WellChoice, Inc. and Subsidiaries

Schedule II- Condensed Financial Information of Registrant

Condensed Balance Sheet

	December 31,
	2003	2002
	(In thousands)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: $155,021 and $31,902)	$154,078	$31,904
Marketable equity securities, at fair value cost: $52,890 and $47,022)	60,414	44,548
Short-term investments	611	62,465
Other long-term equity investments	18,685	16,357

Total investments	233,788	155,274
Cash and cash equivalents	129,447	108,862

Total investments and cash and cash equivalents	363,235	264,136
Receivables:
Other receivables, net	3,962	6,109

Total receivables	3,962	6,109
Investment in subsidiaries	1,057,855	1,007,330
Property, equipment and information systems, net of accumulated depreciation	113,526	100,788
Prepaid pension expense	53,515	45,209
Deferred taxes, net	69,164	96,533
Other	17,079	16,903

Total assets	$1,678,336	$1,537,008

	December 31,
	2003	2002
	(In thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued expenses	$103,796	$110,636
Capital lease obligations	48,345	47,700
Other	93,838	142,410

Total liabilities	245,979	300,746

Stockholders’ equity:
Class A common stock, $0.01 per share value, 225,000,000 shares authorized; shares issued and outstanding: 2003—83,676,446; 2002—83,490,477	837	835
Class B common stock, $0.01 per share value, one share authorized; one share issued and outstanding	—	—
Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	1,262,222	1,255,566
Retained earnings (deficit)	162,584	(38,542)
Unearned restricted stock compensation	(6,027)	—
Accumulated other comprehensive income	12,741	18,403

Total stockholders’ equity	1,432,357	1,236,262

Total liabilities and stockholders’ equity	$1,678,336	$1,537,008

WellChoice, Inc. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statement of Operations

	For the year ended December 31, 2003	Period from November 7, 2002 (date of for profit conversion and initial public offering) to December 31, 2002
	(In thousands)
Equity in net income (loss) of subsidiaries	$196,708	$(40,331)
Other income	8,103	1,268

Income (loss) from continuing operations before income taxes	204,811	(39,063)
Income tax (expense) benefit	(3,685)	521

Net income (loss)	$201,126	$(38,542)

WellChoice, Inc. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statement of Cash Flows

	For the year ended December 31, 2003	Period from November 7, 2002 (date of for profit conversion and initial public offering) to December 31, 2002
	(In thousands)
Cash flows from operating activities
Net income (loss)	$201,126	$(38,542)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,453	6,084
Equity in earnings of wholly-owned unconsolidated subsidiaries	(196,708)	40,214
Deferred income tax benefit	26,779	(521)
Dividends received from Empire HealthChoice Assurance, Inc.	140,000	91,038
Other	(10,139)	(1,167)
Changes in assets and liabilities:
Other receivables	2,185	1,013
Other assets	(5,363)	(2,471)
Accounts payable and accrued expenses	(16,730)	25,203
Other liabilities	(64,701)	(91,821)

Net cash provided by operating activities	115,902	29,030

Cash flows from investing activities
Purchases of property, equipment and information systems	(43,519)	(4,124)
Transfer of assets and liabilities from subsidiaries after for profit conversion	—	50,519
Proceeds from sale of property, equipment and information systems	1,803	—
Purchases of available for sale investments	(152,392)	3,825
Proceeds from sales and maturities of available for sale investments	98,145	1,977

Net cash (used in) provided by investing activities	(95,963)	52,197

Cash flows from financing activities
Increase (decrease) in capital lease obligations	646	(355)
Net proceed from common stock issued in the initial public offering	—	27,990

Net cash provided by financing activities	646	27,635

Change in cash and cash equivalents	20,585	108,862
Cash and cash equivalents at beginning of period	108,862	—

Cash and cash equivalents at end of period	$129,447	$108,862

Supplemental disclosure
Dividend from Empire HealthChoice Assurance, Inc. (a wholly-owned subsidiary):
Cash and cash equivalents	$140,000	$91,038
Investments	—	133,962

Total dividend from Empire HealthChoice Assurance, Inc	$140,000	$225,000

WellChoice, Inc. and Subsidiaries

Schedule III—Supplementary Insurance Information

(Dollars in thousands)

	Unpaid Claims And Claims Expenses	Unearned Premiums
Segment
December 31, 2003
Commercial managed care	$505,057	$74,802
Other insurance products and services	104,434	59,372

Total	$609,491	$134,174

December 31, 2002
Commercial managed care	$451,838	$67,709
Other insurance products and services	108,086	59,794

Total	$559,924	$127,503

	Premiums and Fees	Net Investment Income	Cost of Benefits Provided	Other Operating Expenses	Premium Written
Segment
Year ended December 31, 2003
Commercial managed Care	$4,373,643	$52,885	$3,520,701	$611,710	$4,106,600
Other insurance products and services	947,602	10,149	641,545	264,977	775,451

Total	$5,321,245	$63,034	$4,162,246	$876,687	$4,882,051

Year ended December 31, 2002
Commercial managed Care	$3,935,234	$54,047	$3,201,752	$545,377	$3,726,666
Other insurance products and services	1,089,004	13,363	745,630	303,133	908,690

Total	$5,024,238	$67,410	$3,947,382	$848,510	$4,635,356

Year ended December 31, 2001
Commercial managed Care	$3,401,900	$41,704	$2,877,902	$449,256	$3,267,616
Other insurance products and services	1,166,252	15,249	860,919	295,564	992,993

Total	$4,568,152	$56,953	$3,738,821	$744,820	$4,260,609

WellChoice, Inc. and Subsidiaries

Schedule V—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other (Deductions) Recoveries	Balance End of Period
	(Dollars in thousands)
Year ended December 31, 2003
Allowance for doubtful accounts	$13,724	$834	$—	$103	$14,661
Deferred tax assets valuation allowance	—	—	—	—	—

Year ended December 31, 2002
Allowance for doubtful accounts	12,440	773	—	511	13,724
Deferred tax assets valuation allowance	195,698	(195,698)	—	—	—

Year ended December 31, 2001
Allowance for doubtful accounts	14,142	1,542	—	(3,244)	12,440
Deferred tax assets valuation allowance	196,845	(1,147)	—	—	195,698

INDEX TO EXHIBITS

Number	Description
2.1	New York State Superintendent of Insurance’s Opinion and Decision approving Plan Of Conversion, dated October 8, 2002 (1)

2.2	Form of Transfer and Exchange Agreement between the Fund and WellChoice, Inc. (1)

2.3	Form of Transfer and Exchange Agreement between the Foundation and WellChoice, Inc. (1)

2.4	Form of Transfer Agreement between WellChoice, Inc. as transferee, and Empire HealthChoice, Inc., as transferor (1)

3.1	Amended and Restated Certificate of Incorporation of WellChoice, Inc. (2)

3.2	Amended and Restated Bylaws of WellChoice, Inc., as amended as of July 23, 2003 (5)

4.1	Specimen Common Stock certificate (1)

4.2	Registration Rights Agreement dated as of November 7, 2002, by and among WellChoice, Inc., The New York Public Asset Fund and The New York Charitable Asset Foundation (2)

9.1	Voting Trust and Divestiture Agreement dated as of November 7, 2002, by and among WellChoice Inc., The New York Public Asset Fund and The Bank of New York, as trustee (2)

10.1*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2000 Plan Description (1)

10.2*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2001 Plan Description (1)

10.3*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2002 Plan Description (1)

10.4*	Empire HealthChoice, Inc. Executive Savings Plan, as Amended and Restated effective January 1, 1999 (1)

(a) First Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan Trust +

(b) Second Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan, as Amended and Restated as of January 1, 2001 +

(c) Third Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan, as Amended and Restated as of January 1, 2001 +

10.5*	Empire HealthChoice, Inc., 1998-2000 Long-Term Incentive Compensation Plan (1)

10.6*	Empire HealthChoice, Inc., 1999-2001 Long-Term Incentive Compensation Plan (1)

10.7*	Empire HealthChoice, Inc., 2000-2002 Long-Term Incentive Compensation Plan (1)

10.8*	WellChoice, Inc. Long-Term Incentive Compensation Plan (1)

10.10	Form of Blue Cross License Agreement (1)

10.11	Form of Blue Shield License Agreement (1)

10.12†	Master Services Agreement, dated June 1, 2002, between Empire HealthChoice, Inc. and International Business Machines Corporation (1)

10.13	Software License and Support Agreement, dated June 1, 2002, between Empire HealthChoice, Inc. and International Business Machines Corporation (1)

10.14	Agreement of Lease, dated January 17, 2002, between Forest City Myrtle Associates, LLC as Landlord and Empire HealthChoice, Inc. d/b/a/ Blue Cross Blue Shield as Tenant (1)

10.15	Credit and Guaranty Agreement, dated as of October 17, 2002 (1)

10.16	Form of Empire Blue Cross Blue Shield License Addendum to Blue Cross and Blue Shield License Agreements (1)

10.17	Form of Amendment No. 1 to Credit and Guaranty Agreement (1)

10.18*	Change in Control Retention Agreement, dated December 18, 2002, between WellChoice, Inc. and Michael A. Stocker, M.D. (3)

E-1

Number	Description
10.20*	Change in Control Retention Agreement, dated December 23, 2002, between WellChoice, Inc. and John Remshard (3)

10.22*	WellChoice, Inc. Annual Executive Incentive Compensation Plan – 2003 Plan Description (4)

10.24*	WellChoice, Inc. 2003 Omnibus Incentive Plan, as amended+

10.25*	WellChoice, Inc. 2003 Employee Stock Purchase Plan (5)

10.26	Second Amendment dated October 16, 2003 to Credit and Guaranty Agreement (6)

10.27*	Change in Control Retention Agreement dated April 30, 2003 between WellChoice, Inc. and Gloria McCarthy (6)

10.28*	Change in Control Retention Agreement dated December 22, 2002, between WellChoice, Inc. and Linda V. Tiano+

10.29*	Change in Control Retention Agreement dated December 23, 2002, between WellChoice, Inc. and Jason Gorevic+

10.30*	WellChoice, Inc. Annual Executive Incentive Compensation Plan – 2004 Plan Description.+

10.31*	WellChoice, Inc. Directors Deferred Cash Compensation Plan+

10.32*	Form of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Award relating to Restricted Stock Unit Awards issued to Non-Management Directors+

21	Subsidiaries of the Registrant+

23	Consent of Independent Auditors+

24	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein +

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002+

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002+

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002+

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002+

+	Filed herewith.
†	Omits information for which confidential treatment has been granted.
*	Management contracts, compensatory plans or arrangements.
(1)	Previously filed as the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-99051) and incorporated herein by reference thereto.
(2)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference thereto.
(3)	Previously filed as the same numbered exhibit to the Registrant’s Current Report on Form 8-K filed January 21, 2003 and incorporated herein by reference thereto.
(4)	Previously filed as the same numbered exhibit to the Registrant’s 2002 Annual Report on Form 10-K filed March 7, 2003 and incorporated herein by reference thereto.
(5)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed July 24, 2003 and incorporated herein by reference thereto.
(6)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed October 24, 2003 and incorporated herein by reference thereto.

E-2