Form 10-K/A
period 2003-12-31
WELLCHOICE INC
filed 2004-02-24
CIK 1184702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

WellChoice, Inc. (the “Company”) is filing this Amendment No. 1 (the “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 originally filed with the Securities and Exchange Commission in February 12, 2004 (“the Original Report”) to correct the unintentional omission of the conformed signature of the Company’s independent auditors from the Report of Independent Auditors included with the Original Report. This is the only difference between the information contained in this Form 10-K/A and the Original Report.

PART II

Item 8. Financial Statements and Supplementary Data.

See Index to Consolidated Financial Statements and Supplemental Schedules on page F-1.

PART III

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

(3) Exhibits:

The following exhibits are filed as part of this report (other than exhibits 32.1 and 32.2, which are being furnished with this report):

Number	Description
2.1	New York State Superintendent of Insurance’s Opinion and Decision approving Plan Of Conversion, dated October 8, 2002 (1)

2.2	Form of Transfer and Exchange Agreement between the Fund and WellChoice, Inc. (1)

2.3	Form of Transfer and Exchange Agreement between the Foundation and WellChoice, Inc. (1)

2.4	Form of Transfer Agreement between WellChoice, Inc. as transferee, and Empire HealthChoice, Inc., as transferor (1)

3.1	Amended and Restated Certificate of Incorporation of WellChoice, Inc. (2)

3.2	Amended and Restated Bylaws of WellChoice, Inc., as amended as of July 23, 2003 (5)

4.1	Specimen Common Stock certificate (1)

4.2	Registration Rights Agreement dated as of November 7, 2002, by and among WellChoice, Inc., The New York Public Asset Fund and The New York Charitable Asset Foundation (2)

9.1	Voting Trust and Divestiture Agreement dated as of November 7, 2002, by and among WellChoice Inc., The New York Public Asset Fund and The Bank of New York, as trustee (2)

10.1*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2000 Plan Description (1)

10.2*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2001 Plan Description (1)

10.3*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2002 Plan Description (1)

10.4*	Empire HealthChoice, Inc. Executive Savings Plan, as Amended and Restated effective January 1, 1999 (1)

(a) First Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan Trust (+)

(b) Second Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan, as Amended and Restated as of January 1, 2001 (+)

(c) Third Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan, As Amended and Restated as of January 1, 2001 (+)

10.5*	Empire HealthChoice, Inc., 1998-2000 Long-Term Incentive Compensation Plan (1)

10.6*	Empire HealthChoice, Inc., 1999-2001 Long-Term Incentive Compensation Plan (1)

10.7*	Empire HealthChoice, Inc., 2000-2002 Long-Term Incentive Compensation Plan (1)

10.8*	WellChoice, Inc. Long-Term Incentive Compensation Plan (1)

Number	Description
10.10	Form of Blue Cross License Agreement (1)

10.11	Form of Blue Shield License Agreement (1)

10.12†	Master Services Agreement, dated June 1, 2002, between Empire HealthChoice, Inc. and International Business Machines Corporation (1)

10.13	Software License and Support Agreement, dated June 1, 2002, between Empire HealthChoice, Inc. and International Business Machines Corporation (1)

10.14	Agreement of Lease, dated January 17, 2002, between Forest City Myrtle Associates, LLC as Landlord and Empire HealthChoice, Inc. d/b/a/ Blue Cross Blue Shield as Tenant (1)

10.15	Credit and Guaranty Agreement, dated as of October 17, 2002 (1)

10.16	Form of Empire Blue Cross Blue Shield License Addendum to Blue Cross and Blue Shield License Agreements (1)

10.17	Form of Amendment No. 1 to Credit and Guaranty Agreement (1)

10.18*	Change in Control Retention Agreement, dated December 18, 2002, between WellChoice, Inc. and Michael A. Stocker, M.D. (3)

10.20*	Change in Control Retention Agreement, dated December 23, 2002, between WellChoice, Inc. and John Remshard (3)

10.22*	WellChoice, Inc. Annual Executive Incentive Compensation Plan – 2003 Plan Description (4)

10.24*	WellChoice, Inc. 2003 Omnibus Incentive Plan, as amended (+)

10.25*	WellChoice, Inc. 2003 Employee Stock Purchase Plan (5)

10.26	Second Amendment dated October 16, 2003 to Credit and Guaranty Agreement (6)

10.27*	Change in Control Retention Agreement dated April 30, 2003 between WellChoice, Inc. and Gloria McCarthy (6)

10.28*	Change in Control Retention Agreement dated December 23, 2002, between WellChoice, Inc. and Linda V. Tiano (+)

10.29*	Change in Control Retention Agreement dated December 23, 2002, between WellChoice, Inc. and Jason Gorevic (+)

10.30*	WellChoice, Inc. Annual Executive Incentive Compensation Plan – 2004 Plan Description. (+)

10.31*	WellChoice, Inc. Directors Deferred Cash Compensation Plan (+)

10.32*	Form of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Award relating to Restricted Stock Unit Awards issued to Non-Management Directors (+)

21	Subsidiaries of the Registrant (+)

23	Consent of Independent Auditors

24	Power of Attorney (+)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(+)	Previously filed with the Original Report.
†	Omits information for which confidential treatment has been granted.
*	Management contracts, compensatory plans or arrangements.
(1)	Previously filed as the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-99051) and incorporated herein by reference thereto.
(2)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference thereto.
(3)	Previously filed as the same numbered exhibit to the Registrant’s Current Report on Form 8-K filed January 21, 2003 and incorporated herein by reference thereto.
(4)	Previously filed as the same numbered exhibit to the Registrant’s 2002 Annual Report on Form 10-K filed March 7, 2003 and incorporated herein by reference thereto.
(5)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed July 24, 2003 and incorporated herein by reference thereto.
(6)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed October 24, 2003 and incorporated herein by reference thereto.

(b)	Reports on Form 8-K:

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

Date: February 24, 2004	WELLCHOICE, INC.
(Registrant)

	By:	/s/ MICHAEL A. STOCKER, M.D.
Michael A. Stocker, M.D.
Chief Executive Officer and President

Signature and Title	Date

/s/ MICHAEL A. STOCKER, M.D.	February 24, 2004
Michael A. Stocker, M.D. Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ JOHN W. REMSHARD	February 24, 2004
John W. Remshard Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ PHILIP BRIGGS*	February 24, 2004
Philip Briggs Chairman of the Board of Directors

/s/ HERMES L. AMES III*	February 24, 2004
Hermes L. Ames, III Director

/s/ JOHN R. GUNN*	February 24, 2004
John R. Gunn Director

/s/ PETER HUTCHINGS*	February 24, 2004
Peter Hutchings Director

/s/ SUSAN L. MALLEY, PH.D.*	February 24, 2004
Susan L. Malley, Ph.D. Director

Signature and Title	Date

/s/ EDWARD J. MALLOY*	February 24, 2004
Edward J. Malloy Director

/s/ JOHN F. MCGILLICUDDY*	February 24, 2004
John F. McGillicuddy Director

/s/ ROBERT R. MCMILLAN*	February 24, 2004
Robert R. McMillan Director

/s/ STEPHEN S. SCHEIDT, M.D.*	February 24, 2004
Stephen S. Scheidt, M.D. Director

/s/ FREDERICK O. TERRELL*	February 24, 2004
Frederick O. Terrell Director

/s/ LOUIS R. TOMSON*	February 24, 2004
Louis R. Tomson Director

/s/ FAYE WATTLETON*	February 24, 2004
Faye Wattleton Director

/s/ JOHN E. ZUCCOTTI*	February 24, 2004
John E. Zuccotti Director

* By:	/S/ LINDA V. TIANO

Linda V. Tiano ATTORNEY-IN-FACT

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

WellChoice, Inc. and Subsidiaries

Schedule II- Condensed Financial Information of Registrant

Condensed Balance Sheet

	December 31,
	2003	2002
	(In thousands)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: $155,021 and $31,902)	$154,078	$31,904
Marketable equity securities, at fair value cost: $52,890 and $47,022)	60,414	44,548
Short-term investments	611	62,465
Other long-term equity investments	18,685	16,357

Total investments	233,788	155,274
Cash and cash equivalents	129,447	108,862

Total investments and cash and cash equivalents	363,235	264,136
Receivables:
Other receivables, net	3,962	6,109

Total receivables	3,962	6,109
Investment in subsidiaries	1,057,855	1,007,330
Property, equipment and information systems, net of accumulated depreciation	113,526	100,788
Prepaid pension expense	53,515	45,209
Deferred taxes, net	69,164	96,533
Other	17,079	16,903

Total assets	$1,678,336	$1,537,008

	December 31,
	2003	2002
	(In thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued expenses	$103,796	$110,636
Capital lease obligations	48,345	47,700
Other	93,838	142,410

Total liabilities	245,979	300,746

Stockholders’ equity:
Class A common stock, $0.01 per share value, 225,000,000 shares authorized; shares issued and outstanding: 2003—83,676,446; 2002—83,490,477	837	835
Class B common stock, $0.01 per share value, one share authorized; one share issued and outstanding	—	—
Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	1,262,222	1,255,566
Retained earnings (deficit)	162,584	(38,542)
Unearned restricted stock compensation	(6,027)	—
Accumulated other comprehensive income	12,741	18,403

Total stockholders’ equity	1,432,357	1,236,262

Total liabilities and stockholders’ equity	$1,678,336	$1,537,008

WellChoice, Inc. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statement of Operations

	For the year ended December 31, 2003	Period from November 7, 2002 (date of for profit conversion and initial public offering) to December 31, 2002
	(In thousands)
Equity in net income (loss) of subsidiaries	$196,708	$(40,331)
Other income	8,103	1,268

Income (loss) from continuing operations before income taxes	204,811	(39,063)
Income tax (expense) benefit	(3,685)	521

Net income (loss)	$201,126	$(38,542)

WellChoice, Inc. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statement of Cash Flows

	For the year ended December 31, 2003	Period from November 7, 2002 (date of for profit conversion and initial public offering) to December 31, 2002
	(In thousands)
Cash flows from operating activities
Net income (loss)	$201,126	$(38,542)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,453	6,084
Equity in earnings of wholly-owned unconsolidated subsidiaries	(196,708)	40,214
Deferred income tax benefit	26,779	(521)
Dividends received from Empire HealthChoice Assurance, Inc.	140,000	91,038
Other	(10,139)	(1,167)
Changes in assets and liabilities:
Other receivables	2,185	1,013
Other assets	(5,363)	(2,471)
Accounts payable and accrued expenses	(16,730)	25,203
Other liabilities	(64,701)	(91,821)

Net cash provided by operating activities	115,902	29,030

Cash flows from investing activities
Purchases of property, equipment and information systems	(43,519)	(4,124)
Transfer of assets and liabilities from subsidiaries after for profit conversion	—	50,519
Proceeds from sale of property, equipment and information systems	1,803	—
Purchases of available for sale investments	(152,392)	3,825
Proceeds from sales and maturities of available for sale investments	98,145	1,977

Net cash (used in) provided by investing activities	(95,963)	52,197

Cash flows from financing activities
Increase (decrease) in capital lease obligations	646	(355)
Net proceed from common stock issued in the initial public offering	—	27,990

Net cash provided by financing activities	646	27,635

Change in cash and cash equivalents	20,585	108,862
Cash and cash equivalents at beginning of period	108,862	—

Cash and cash equivalents at end of period	$129,447	$108,862

Supplemental disclosure
Dividend from Empire HealthChoice Assurance, Inc. (a wholly-owned subsidiary):
Cash and cash equivalents	$140,000	$91,038
Investments	—	133,962

Total dividend from Empire HealthChoice Assurance, Inc	$140,000	$225,000

WellChoice, Inc. and Subsidiaries

Schedule III—Supplementary Insurance Information

(Dollars in thousands)

	Unpaid Claims And Claims Expenses	Unearned Premiums
Segment
December 31, 2003
Commercial managed care	$505,057	$74,802
Other insurance products and services	104,434	59,372

Total	$609,491	$134,174

December 31, 2002
Commercial managed care	$451,838	$67,709
Other insurance products and services	108,086	59,794

Total	$559,924	$127,503

	Premiums and Fees	Net Investment Income	Cost of Benefits Provided	Other Operating Expenses	Premium Written
Segment
Year ended December 31, 2003
Commercial managed Care	$4,373,643	$52,885	$3,520,701	$611,710	$4,106,600
Other insurance products and services	947,602	10,149	641,545	264,977	775,451

Total	$5,321,245	$63,034	$4,162,246	$876,687	$4,882,051

Year ended December 31, 2002
Commercial managed Care	$3,935,234	$54,047	$3,201,752	$545,377	$3,726,666
Other insurance products and services	1,089,004	13,363	745,630	303,133	908,690

Total	$5,024,238	$67,410	$3,947,382	$848,510	$4,635,356

Year ended December 31, 2001
Commercial managed Care	$3,401,900	$41,704	$2,877,902	$449,256	$3,267,616
Other insurance products and services	1,166,252	15,249	860,919	295,564	992,993

Total	$4,568,152	$56,953	$3,738,821	$744,820	$4,260,609

WellChoice, Inc. and Subsidiaries

Schedule V—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other (Deductions) Recoveries	Balance End of Period
	(Dollars in thousands)
Year ended December 31, 2003
Allowance for doubtful accounts	$13,724	$834	$—	$103	$14,661
Deferred tax assets valuation allowance	—	—	—	—	—

Year ended December 31, 2002
Allowance for doubtful accounts	12,440	773	—	511	13,724
Deferred tax assets valuation allowance	195,698	(195,698)	—	—	—

Year ended December 31, 2001
Allowance for doubtful accounts	14,142	1,542	—	(3,244)	12,440
Deferred tax assets valuation allowance	196,845	(1,147)	—	—	195,698

INDEX TO EXHIBITS

Number	Description
2.1	New York State Superintendent of Insurance’s Opinion and Decision approving Plan Of Conversion, dated October 8, 2002 (1)

2.2	Form of Transfer and Exchange Agreement between the Fund and WellChoice, Inc. (1)

2.3	Form of Transfer and Exchange Agreement between the Foundation and WellChoice, Inc. (1)

2.4	Form of Transfer Agreement between WellChoice, Inc. as transferee, and Empire HealthChoice, Inc., as transferor (1)

3.1	Amended and Restated Certificate of Incorporation of WellChoice, Inc. (2)

3.2	Amended and Restated Bylaws of WellChoice, Inc., as amended as of July 23, 2003 (5)

4.1	Specimen Common Stock certificate (1)

4.2	Registration Rights Agreement dated as of November 7, 2002, by and among WellChoice, Inc., The New York Public Asset Fund and The New York Charitable Asset Foundation (2)

9.1	Voting Trust and Divestiture Agreement dated as of November 7, 2002, by and among WellChoice Inc., The New York Public Asset Fund and The Bank of New York, as trustee (2)

10.1*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2000 Plan Description (1)

10.2*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2001 Plan Description (1)

10.3*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2002 Plan Description (1)

10.4*	Empire HealthChoice, Inc. Executive Savings Plan, as Amended and Restated effective January 1, 1999 (1)

(a) First Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan Trust (+)

(b) Second Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan, as Amended and Restated as of January 1, 2001 (+)

(c) Third Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan, as Amended and Restated as of January 1, 2001 (+)

10.5*	Empire HealthChoice, Inc., 1998-2000 Long-Term Incentive Compensation Plan (1)

10.6*	Empire HealthChoice, Inc., 1999-2001 Long-Term Incentive Compensation Plan (1)

10.7*	Empire HealthChoice, Inc., 2000-2002 Long-Term Incentive Compensation Plan (1)

10.8*	WellChoice, Inc. Long-Term Incentive Compensation Plan (1)

10.10	Form of Blue Cross License Agreement (1)

10.11	Form of Blue Shield License Agreement (1)

10.12†	Master Services Agreement, dated June 1, 2002, between Empire HealthChoice, Inc. and International Business Machines Corporation (1)

10.13	Software License and Support Agreement, dated June 1, 2002, between Empire HealthChoice, Inc. and International Business Machines Corporation (1)

10.14	Agreement of Lease, dated January 17, 2002, between Forest City Myrtle Associates, LLC as Landlord and Empire HealthChoice, Inc. d/b/a/ Blue Cross Blue Shield as Tenant (1)

10.15	Credit and Guaranty Agreement, dated as of October 17, 2002 (1)

10.16	Form of Empire Blue Cross Blue Shield License Addendum to Blue Cross and Blue Shield License Agreements (1)

10.17	Form of Amendment No. 1 to Credit and Guaranty Agreement (1)

10.18*	Change in Control Retention Agreement, dated December 18, 2002, between WellChoice, Inc. and Michael A. Stocker, M.D. (3)

E-1

Number	Description
10.20*	Change in Control Retention Agreement, dated December 23, 2002, between WellChoice, Inc. and John Remshard (3)

10.22*	WellChoice, Inc. Annual Executive Incentive Compensation Plan – 2003 Plan Description (4)

10.24*	WellChoice, Inc. 2003 Omnibus Incentive Plan, as amended (+)

10.25*	WellChoice, Inc. 2003 Employee Stock Purchase Plan (5)

10.26	Second Amendment dated October 16, 2003 to Credit and Guaranty Agreement (6)

10.27*	Change in Control Retention Agreement dated April 30, 2003 between WellChoice, Inc. and Gloria McCarthy (6)

10.28*	Change in Control Retention Agreement dated December 22, 2002, between WellChoice, Inc. and Linda V. Tiano (+)

10.29*	Change in Control Retention Agreement dated December 23, 2002, between WellChoice, Inc. and Jason Gorevic (+)

10.30*	WellChoice, Inc. Annual Executive Incentive Compensation Plan – 2004 Plan Description. (+)

10.31*	WellChoice, Inc. Directors Deferred Cash Compensation Plan (+)

10.32*	Form of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Award relating to Restricted Stock Unit Awards issued to Non-Management Directors (+)

21	Subsidiaries of the Registrant (+)

23	Consent of Independent Auditors

24	Power of Attorney (+)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(+)	Previously filed with the Original Report.
†	Omits information for which confidential treatment has been granted.
*	Management contracts, compensatory plans or arrangements.
(1)	Previously filed as the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-99051) and incorporated herein by reference thereto.
(2)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference thereto.
(3)	Previously filed as the same numbered exhibit to the Registrant’s Current Report on Form 8-K filed January 21, 2003 and incorporated herein by reference thereto.
(4)	Previously filed as the same numbered exhibit to the Registrant’s 2002 Annual Report on Form 10-K filed March 7, 2003 and incorporated herein by reference thereto.
(5)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed July 24, 2003 and incorporated herein by reference thereto.
(6)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed October 24, 2003 and incorporated herein by reference thereto.

E-2