Form 10-Q
period 2004-03-31
WELLCHOICE INC
filed 2004-04-23
CIK 1184702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 83,673,822 shares of common stock, $0.01 par value, and one share of Class B common stock, $0.01 par value per share, outstanding as of April 14, 2004.

WellChoice, Inc and Subsidiaries

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
	(In thousands, except share and per share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: $900,247 and $1,036,747)	$909,864	$1,037,255
Marketable equity securities, at fair value (cost: $41,014 and $52,890)	45,026	60,414
Short-term investments	232,726	232,474
Other long-term equity investments	33,603	31,686

Total investments	1,221,219	1,361,829
Cash and cash equivalents	959,200	697,518

Total investments and cash and cash equivalents	2,180,419	2,059,347
Receivables:
Billed premiums, net	95,175	92,399
Accrued premiums	304,725	285,773
Other amounts due from customers, net	91,913	107,062
Notes receivable, net	12,268	12,410
Advances to hospitals, net	15,870	10,788
Accrued investment income	6,797	9,613
Miscellaneous, net	54,998	51,333

Total receivables	581,746	569,378
Property, equipment and information systems, net of accumulated depreciation	112,658	113,526
Prepaid pension expense	55,156	53,515
Deferred taxes, net	197,797	216,534
Other	34,898	30,693

Total assets	$3,162,674	$3,042,993

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
	(In thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Unpaid claims and claims adjustment expense	$625,674	$609,491
Unearned premium income	106,177	134,174
Managed cash overdrafts	165,571	197,995
Accounts payable and accrued expenses	119,632	104,526
Advance deposits	153,566	113,843
Group and other contract liabilities	148,070	112,204
Postretirement benefits other than pensions	142,539	142,743
Obligations under capital lease	47,328	48,345
Other	155,946	147,315

Total liabilities	1,664,503	1,610,636
Stockholders’ equity:
Class A common stock, $0.01 par value, 225,000,000 shares authorized; shares issued and outstanding 2004—83,673,822; 2003—83,676,446	837	837
Class B common stock, $0.01 per share value, one share authorized; one share issued and outstanding	—	—
Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	1,262,099	1,262,222
Retained earnings	221,820	162,584
Unearned restricted stock compensation	(4,761)	(6,027)
Accumulated other comprehensive income	18,176	12,741

Total stockholders’ equity	1,498,171	1,432,357

Total liabilities and stockholders’ equity	$3,162,674	$3,042,993

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31
	2004	2003
	(In thousands, except share and per share date)
Revenue:
Premiums earned	$1,245,499	$1,166,541
Administrative service fees	121,209	108,924
Investment income, net	14,104	13,355
Net realized investment gains	3,527	3,114
Other income, net	203	144

Total revenue	1,384,542	1,292,078
Expenses:
Cost of benefits provided	1,062,865	999,253
Administrative expenses	224,499	209,842

Total expenses	1,287,364	1,209,095

Income before income taxes	97,178	82,983
Income tax expense	37,942	35,242

Net income	$59,236	$47,741

Basic earnings per common share	$0.71	$0.57
Diluted earnings per common share	$0.71	$0.57
Shares used to compute basic earnings per common share based on weighted average shares outstanding January 1, 2004 to March 31, 2004	83,491,767
Shares used to compute diluted earnings per common share based on weighted average shares outstanding January 1, 2004 to March 31, 2004	83,753,744
Shares used to compute basic and diluted earnings per common share based on weighted average shares outstanding January 1, 2003 to March 31, 2003		83,490,478

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31
	2004	2003
	(In thousands)
Cash flows from operating activities
Net income	$59,236	$47,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,604	9,041
Net realized gain on sales of investments	(3,526)	(3,114)
Credit for doubtful accounts	(1,009)	(182)
Accretion of discount, net	112	207
Equity in earnings of other long-term equity investments	(556)	(773)
Deferred income tax expense	15,539	15,644
Other	(1,640)	(1,243)
Changes in assets and liabilities:
Billed and accrued premiums receivables	(21,834)	(8,938)
Other customer receivable	14,987	21,224
Notes receivable	142	(79)
Advances to hospitals	(4,432)	52
Accrued investment income	2,815	2,541
Miscellaneous receivables	(2,896)	5,616
Other assets	(4,205)	2,106
Unpaid claims and claims adjustment expenses	16,183	19,575
Unearned premium income	(27,996)	(21,676)
Managed cash overdrafts	(32,424)	(20,939)
Accounts payable and accrued expenses	17,967	3,287
Advance deposits	39,723	19,763
Group and other contract liabilities	35,866	35,333
Postretirement benefits other than pensions	(204)	621
Other liabilities	8,038	(489)

Net cash provided by operating activities	119,490	125,318

Cash flows from investment activities
Purchases of property, equipment and information systems	(10,456)	(7,326)
Proceeds from sale of property, equity and information systems	—	217
Purchases of available for sale investments	(242,673)	(503,162)
Proceeds from sales and maturities of available for sale investments	396,338	509,128

Net cash provided by (used in) investing activities	143,209	(1,143)

Cash flows from financing activities
Decrease in capital lease obligations	(1,017)	(788)

Net cash used in financing activities	(1,017)	(788)

Net change in cash and cash equivalents	261,682	123,387
Cash and cash equivalents at beginning of period	697,518	487,431

Cash and cash equivalents at end of period	$959,200	$610,818

Supplemental disclosure:
Income taxes paid	$3,848	$9,522

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2004

(Dollars in Thousands)

1. For-Profit Conversion and Initial Public Offering

WellChoice, Inc. (“WellChoice” or the “Company”) was formed in August 2002 as a Delaware Corporation to be the for-profit parent holding company for Empire HealthChoice, Inc. (“EHC”) following the conversion discussed below. WellChoice owns a Health Maintenance Organization (“HMO”) and two health insurance companies through its investment in WellChoice Holdings of New York, Inc. (“WellChoice Holdings”).

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

2. Basis of Presentation (continued)

For further information, refer to the consolidated financial statements and footnotes thereto included in the WellChoice’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-31513), on file with the Securities and Exchange Commission.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

The following table represents total other comprehensive income for the three months ended March 31, 2004 and 2003:

	Three months ended March 31
	2004	2003
Net income	$59,236	$47,741
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available-for-sale during the three months ended March 31, net of tax of $3,918 and $(473), respectively	6,772	(877)
Less: reclassification adjustment for gains for the three months ended March 31, included in net income, net of tax of $720 and $988, respectively	1,337	1,833

Total other comprehensive income (loss)	5,435	(2,710)

Comprehensive income	$64,671	$45,031

3. Capital Stock

Stock Incentive Plan

The Company’s incentive plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and cash awards. On March 26, 2003, the Company’s Board of Directors adopted the 2003 Omnibus Incentive Plan (the “2003 Incentive Plan”). In accordance with the 2003 Incentive Plan, a maximum of 6,250,000 shares of common stock may be issued, including 1,875,000 shares solely for issuance under grants of

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

3. Capital Stock (continued)

restricted stock awards and restricted stock unit awards. A maximum of 500,000 shares may be issued to non-employee directors. Awards are granted by the Compensation Committee of the Board of Directors. Options vest and expire over terms set by the Committee at the time of grant.

During the three months ended March 31, 2004, the Company granted 4,535 shares of the Company’s stock as restricted stock awards to certain eligible executives valued at the fair value of the stock on the grant date with no cost to the employee. These restricted stock awards vest over a three-year period. The fair value of these awards is being amortized to compensation expense over the vesting period. During the three months ended March 31, 2004, 9,093 shares of restricted stock awards were forfeited. Administrative expense for the three months ended March 31, 2004 includes $927 of compensation expense related to all awards granted through March 31, 2004. Unearned restricted stock compensation as of March 31, 2004 includes $4,223 related to the restricted stock awards.

During the three months ended March 31, 2004, the Company did not grant any additional shares of common stock as restricted stock unit awards to non-employee members of the Board of Directors. Stock units are settled in shares of WellChoice common stock and dividend equivalents. The restricted stock unit awards will 100% vest on February 1, 2005 provided the grantee serves as a Director and has not terminated other than due to retirement, death or disability prior to the vesting date. The fair value of the restricted stock unit awards is being amortized to compensation expense over the vesting period. Administrative expense for the three months ended March 31, 2004 includes $215 of compensation expense related to these awards. Unearned restricted stock compensation as of March 31, 2004 includes $538 related to the restricted stock units.

Employee Stock Purchase Plan

The Company has registered 3,000,000 shares of common stock for the Employee Stock Purchase Plan (“Stock Purchase Plan”), which is intended to provide employees of the Company and certain related companies or corporations with an opportunity to share in the ownership of WellChoice, Inc, and provide a stronger incentive to work for the continued success of the Company. Any employee meeting the eligibility requirements under the Stock Purchase Plan may

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

3. Capital Stock (continued)

participate. No employee will be permitted to purchase more than $25 worth of stock in any calendar year, based on the fair market value of the stock at the beginning of each offering period. The purchase price per share is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. Employees become participants by electing payroll deductions from 1% to 10% of their base compensation and all or part of any incentive compensation, after-tax. The Company has two offering periods beginning on January 1 and July 1 of each calendar year. The first offering period of the Stock Purchase Plan commenced on January 1, 2004. Payroll deductions of $804 have been accumulated as of March 31, 2004 and will be applied towards the purchase of stock on June 30, 2004, the last day of the offering period (or the 1st business day thereafter). Once purchased, the stock is accumulated in the employee’s investment account.

Earnings Per Share

For the three months ended March 31, 2004 and 2003, earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the year.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the dilutive effect of all stock options, and restricted stock awards, using the treasury stock method. Under the treasury stock method, the exercise of stock options and restricted stock unit awards is assumed, with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

Pro Forma Disclosure

The Company accounts for stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, if the exercise price is equal to the fair market value of the shares at the date of the grant, the Company recognizes no compensation expense related to stock options. For

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

3. Capital Stock (continued)

grants of restricted stock awards and restricted stock unit awards, unearned compensation, equivalent to the fair value of the shares at the date of grant, is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended.

For purposes of pro forma disclosures, compensation expense is increased for the estimated fair value of the options amortized over the options’ vesting periods. The Company’s pro forma information is as follows:

	Three months ended March 31
	2004	2003
Reported net income	$59,236	$47,741
Total stock-based employee compensation determined under the fair value based method for stock options, net of tax	(499)	—

Pro forma net income	$58,737	$47,741

	March 31, 2004
	As Reported	Pro Forma
Earnings per share:
Basic net income per common share	$0.71	$0.70
Diluted net income per common share	$0.71	$0.70

4. Income Taxes

WellChoice and its subsidiaries file a consolidated federal income tax return. WellChoice currently has a tax sharing agreement in place with all of its subsidiaries. In accordance with the Company’s tax sharing agreement, the Company’s subsidiaries pay federal income taxes to WellChoice based on a separate company calculation.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

4. Income Taxes (continued)

The significant components of the provision for income tax expense are as follows:

	Three months ended March 31
	2004	2003
Current tax expense	$22,403	$19,598
Deferred tax expense	15,539	15,644

Income tax expense	$37,942	$35,242

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax is as follows:

	Three months ended March 31
	2004	2003
Income tax at prevailing corporate tax rate applied to pre-tax income	$34,012	$29,044
Increase (decrease):
State and local taxes, net of federal income tax benefit	3,860	6,848
Other	70	(650)

Income tax expense	$37,942	$35,242

As a result of the conversion to a for-profit accident and health insurance company in 2002, the Company’s subsidiary, EHC became subject to state and local taxes, which resulted in the recognition of $4,721 of New York State franchise tax for the three months ended March 31, 2003. In May 2003, the New York State Legislature enacted legislation that eliminated the net income portion of the New York State franchise tax applicable to every insurance company other than life insurance companies effective January 1, 2003. Accordingly, the Company’s tax provision for the three months ended March 31, 2004 includes no provision for New York State franchise taxes related to EHC.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

4. Income Taxes (continued)

Prior to January 1, 1987, EHC was exempt from federal income taxes. With the enactment of the Tax Reform Act of 1986, EHC, and all other Blue Cross and Blue Shield plans, became subject to federal income tax. Among other provisions of the Internal Revenue Code, these plans were granted a special deduction (the “833(b) deduction”) for regular tax calculation purposes.

The 833(b) deduction is calculated as the excess of 25% of the incurred claim and claim adjustment expenses for the tax year over adjusted surplus, as defined, limited to taxable income. The amount of 833(b) deductions utilized in each tax year is accumulated in an adjusted surplus balance. Once the cumulative adjusted surplus balance exceeds the 833(b) deduction for the current taxable year, the deduction is eliminated. As a result of the 833(b) deduction, EHC has incurred no regular tax liability, but in profitable years has paid taxes at the alternative minimum tax rate of 20%.

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

The Company’s regular tax loss carryforwards for income tax purposes of $177,000 expire between the years 2004 and 2023. The Company’s alternative minimum tax credit carryforward for income tax purposes of $137,000 has no expiration date.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

5. Investments

The Company participates in a securities lending program, whereby certain securities from its portfolio are loaned to qualified brokers in exchange for cash collateral, at least equal to the 102% of the market value of the securities loaned. The securities lending agent indemnifies the Company against loss in the event of default by the borrower. Income generated by the securities lending program is reported as a component of net investment income. As of March 31, 2004 $336,985 of fixed maturity securities were loaned under the program.

6. Pension Benefits and Other Postretirement Employee Benefits

Net pension income for the Company’s defined benefit plans included the following components:

	Three months ended March 31
	2004	2003
Service cost	$4,000	$4,077
Interest cost on projected benefit obligation	5,739	5,940
Expected return on plan assets	(8,260)	(8,648)
Net amortization and deferral	(3,071)	(2,569)

Net pension income	$(1,592)	$(1,200)

Other postretirement employee benefits expense included the following components:

	Three months ended March 31
	2004	2003
Service cost	$404	$399
Interest cost on projected benefit obligation	1,721	1,744
Amortization of transition obligations	1,075	1,076
Amortization of actuarial gain	(1,026)	(657)

Net periodic postretirement benefit cost	$2,174	$2,562

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

6. Pension Benefits and Other Postretirement Employee Benefits (continued)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Modernization Act”) was signed into law. The Modernization Act introduced a voluntary Medicare Part D prescription drug benefit and created a new 28% federal subsidy for the sponsors of the postretirement prescription drug benefits that are at least actuarially equivalent to the new Medicare Part D benefit. Under SFAS No. 106-1, Accounting for Postretirement Benefits Other Than Pensions, sponsors must consider two new features in measuring the Accumulated Postretirement Benefit Obligation (“APBO”) and net periodic postretirement benefit cost. In accordance with SFAS No. 106-1, the Company made a one-time election to defer recognition of the impact on SFAS No. 106 accounting. Any measures of APBO and net periodic postretirement benefit cost in the financial statements and the related footnotes for the three months ended March 31, 2004 do not reflect the effects of the Modernization Act. Currently, specific authoritative guidance on accounting for the federal subsidy is pending and that guidance when issued could require the Company to change previously reported information. However, the Company does not anticipate that the adoption of SFAS 106-1 will materially affect its financial statements.

7. Restructuring

During the second quarter of 2002, in connection with the Company’s Information Technology outsourcing agreement with IBM, the Company began the implementation of a restructuring plan relating to its information technology personnel. Certain employees were involuntarily terminated in accordance with a plan of termination, certain employees were retained by the Company and certain employees were transitioned to IBM. Severance and other costs accrued at June 30, 2002 relating to the plan of termination were $5,351. Payments related to these costs of approximately $5,170 were made through March 31, 2004. To help retain its employees and to help IBM retain its newly transitioned employees, the Company offered stay bonuses for these individuals. The estimated cost of these bonuses assuming all individuals remain with the Company or IBM through the required dates, which range from 2003 to 2004, is approximately $9,003. Through March 31, 2004, approximately $8,846 was expensed for these bonuses. Through March 31, 2004 payments of $4,210 were made.

In November 2002, as part of the Company’s continuing focus on increasing overall productivity, and in part as a result of the implementation of the technology outsourcing strategy, the Company continued streamlining certain operations and adopted a plan to terminate approximately 500 employees across all segments of its business. Severance and other costs of $13,472 were accrued

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

7. Restructuring (continued)

relating to the plan. In March of 2004, the Company expensed an additional $649 related to an adjustment to the estimated severance and other compensation costs previously accrued. Through March 31, 2004, payments related to these costs of $13,786 were made. In the effort to facilitate the restructuring plan certain employees were offered stay bonuses. The Company recognizes the costs of these stay bonuses as these employees provide service. Through March 31, 2004 approximately $1,101 was expensed for these bonuses. Payments of $580 related to these bonuses were made through March 31, 2004.

During the third quarter of 2003, Management determined that based on current and projected occupancy requirements, the Company would not receive economic benefit from certain unoccupied leased office space. As a result, the Company recognized an administrative expense of $13,367. Based on additional information obtained during the first quarter of 2004, the Company further reduced the fair market value of estimated sublease rentals and recognized an additional administrative expense of $1,110 for the three months ended March 31, 2004.

8. Contingencies

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

9. Segment Information

WellChoice has two reportable segments: commercial managed care and other insurance products and services. The commercial managed care segment includes group preferred provider organization, or PPO, health maintenance organization, or HMO (including Medicare+Choice), exclusive provider organization, or EPO, and other products (principally dental only coverage and includes point of service products) as well as the Company’s New York City and New York State

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

9. Segment Information (continued)

PPO business. The New York City and New York State PPO business accounts for approximately 32% of the Company’s earned premium for the three months ended March 31, 2004.

The other insurance products and services segment consists of the Company’s traditional indemnity products, Medicare supplemental, individual hospital only, state sponsored individual plans, government mandated individual plans and government contracts with CMS to act as a fiscal intermediary for Medicare Part A program beneficiaries and as a carrier for Medicare Part B program beneficiaries.

Income from continuing operations before income tax expense for the three months ended March 31, 2004 include administrative expenses of $883 and $227, for the managed care and other insurance products and services segments, respectively, related to unoccupied leased office space, see footnote 7.

The reportable segments follow the Company’s method of internal reporting by products and services. Administrative expenses, investment income and other income, but not assets, are allocated to the segments. There are no intersegment sales or expenses.

	Commercial Managed Care	Other Insurance Products and Services	Total
Three months ended March 31, 2004
Revenues from external customers	$1,143,676	$223,032	$1,366,708
Investment income and net realized gains	15,133	2,498	17,631
Other revenue	174	29	203
Income before income tax expense	86,989	10,189	97,178
Three months ended March 31, 2003
Revenues from external customers	$1,028,563	$246,902	$1,275,465
Investment income and net realized gains	13,500	2,969	16,469
Other revenue	119	25	144
Income before income tax expense	78,649	4,334	82,983

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

9. Segment Information (continued)

The following table presents our revenue from external customers by products and services:

	Three months ended March 31
	2004	2003
Revenues from external customers:
Commercial managed care
Premiums earned:
PPO	$632,140	$588,908
HMO	349,151	294,203
EPO	77,009	77,057
Other	7,843	1,091
Administrative service fees	77,533	67,304

Total commercial managed care	1,143,676	1,028,563

Other insurance products and services:
Premiums earned:
Indemnity	55,779	83,298
Individual	123,577	121,984
Administrative service fees	43,676	41,620

Total other insurance products and services	223,032	246,902

Total revenues from external customers	$1,366,708	$1,275,465

Report of Independent Accountants

To the Board of Directors of

          WellChoice, Inc.

We have reviewed the accompanying consolidated balance sheet of WellChoice, Inc. and subsidiaries (the “Company”) as of March 31, 2004, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2004, we expressed an unqualified opinion on those financial statements. In our opinion the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New York, New York

April 9, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of WellChoice, Inc. and its subsidiaries (collectively, the “Company”) for the three months ended March 31, 2004 and 2003. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 on file with the Securities and Exchange Commission.

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

The discussion of risks described in “Item 1 – Business” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2003 and the following discussion contain certain cautionary statements regarding our business that investors and others should consider. These discussions are intended to take advantage of the “safe harbor” provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, in making these cautionary statements, we are not undertaking to address or update each factor in future filings or communications regarding our business or operating results, and are not undertaking to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected our past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed in our communications.

Overview

We are the largest health insurance company in the State of New York based on total preferred provider organization, or PPO, and health maintenance organization, or HMO, membership, which includes members under our insured and administrative services only, or ASO, plans. We provide managed care and traditional indemnity products to approximately 4.9 million members. We have licenses with the Blue Cross Blue Shield Association which entitle us to the exclusive use of the Blue Cross and Blue Shield names and marks in ten counties in the New York City metropolitan area and in six counties in upstate New York, the non-exclusive right to use the Blue Cross and Blue Shield names and marks in one upstate New York county, the exclusive right to only the Blue Cross name and mark in seven upstate New York counties and the non-exclusive right to only the Blue Cross name in four upstate New York counties. We market our products and services using these names and marks in our New York service areas. We also market our managed care products in 16 counties in New Jersey under the WellChoice brand.

We offer our products and services to a broad range of customers, including large groups of more than 500 employees; middle market groups, ranging from 51 to 500 employees; small groups, ranging from two to 50 employees and individuals. Over one million of our members are covered through our national accounts, generally large, multi-state companies, including many Fortune 500 companies. Our principal health products are offered both on an insured and, except with respect to HMO products, self-funded, or ASO basis and, in some instances, a combination of insured and self-funded, which includes minimum premium arrangements. Minimum premium arrangements provide coverage under separate self-funded and insured group contracts. Benefit payments made under the self-funded contract up to a pre-established limit are the responsibility of the group, and accordingly, no premium is recorded by us for these payments. Benefit payments under the insured contract and charges for risk, profit and administration of the group’s benefit plan are recorded as premium. Groups enrolled under minimum premium arrangements are reported as insured members.

Our revenue primarily consists of premiums earned and administrative service fees derived from the sale of managed care and traditional indemnity health benefits products to employer groups and individuals. Premiums are derived from insured contracts and administrative service fees are derived from self-funded contracts, under which we provide a range of customer services, including claims administration and billing and membership services. Revenue also includes administrative service fees earned under the BlueCard program for providing members covered by other Blue Cross and Blue Shield plans with access to our network providers, reimbursements under our government contracts with the Centers for Medicare and Medicaid Services, or CMS, to act as a fiscal intermediary for Medicare Part A program beneficiaries and a carrier for Medicare Part B program beneficiaries, investment income and net realized investment gains or losses.

Our cost of benefits provided expense consists primarily of claims paid and claims in process and pending to physicians, hospitals and other healthcare providers and includes an estimate of amounts incurred but not yet reported. Administrative expenses consist primarily of compensation expenses, premium taxes and commission payments to brokers and other overhead business expenses.

We report our operating results as two business segments: commercial managed care and other insurance products and services. Our commercial managed care segment accounted for 87.9% of our membership as of March 31, 2004. Our commercial managed care segment includes group PPO, HMO (including Medicare+Choice), EPO, and other products (principally dental-only coverage and includes POS) as well as our PPO business under our accounts with New York City and New York State. Our other insurance products and services segment consists of our indemnity and individual products. Our indemnity products include traditional indemnity products and government contracts with CMS to act as a fiscal intermediary and carrier. Our individual products include Medicare supplemental, state sponsored plans, government mandated individual plans and individual hospital-only. We allocate administrative expenses, investment income and other income, but not assets, to our segments. Except when otherwise specifically stated or where the context requires, all references in this document to our membership include both our insured and ASO membership. Our New York City and New York State PPO account members are covered under insured plans.

Based upon the higher level of payments from CMS as a result of the recently enacted Medicare Prescription Improvement and Modernization Act, in March 2004, we eliminated the premiums payable by members of our Medicare+Choice program in Rockland and Westchester counties, reduced the premium payable by members in Nassau and Suffolk counties and increased benefits available to New York City members. The increase in payments from CMS will not have a material impact on operations, as they will be utilized either to provide additional benefits or as a reduction in premiums payable by members.

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

Selected Membership Data and Results of Operations

The following table sets forth selected membership data as of the dates set forth below:

	March 31,
(members in thousands)	2004	2003
Products and services:
Commercial managed care:
Group PPO, HMO, EPO and other(1)(2)	2,459	2,280
New York City and New York State PPO	1,815	1,803

Total commercial managed care	4,274	4,083

Other insurance products and services:
Indemnity	370	505
Individual	217	232

Total other insurance products and services	587	737

Overall total	4,861	4,820

Customers:
Large group	2,936	2,919
Small group and middle market	448	410
Individuals	268	284
National accounts	1,209	1,207

Overall total	4,861	4,820

Funding type:
Commercial managed care:
Insured	2,640	2,623
Self-funded	1,634	1,460

Total commercial managed care	4,274	4,083

Other insurance products and services:
Insured	343	449
Self-funded	244	288

Total other insurance products and services	587	737

Overall total	4,861	4,820

(1)	Our HMO product includes Medicare+Choice. As of March 31, 2004 and 2003 we had approximately 52,000 and 53,000 members, respectively, enrolled in Medicare+Choice.

(2)	“Other” principally consists of our members enrolled in dental only coverage and includes POS members.

The following table sets forth results of operations for each of our segments for the periods set forth below:

	Three months ended March 31,
	2004	2003
	($ in millions)
Commercial Managed Care:
Total revenue	$1,159.0	$1,042.2
Income before income taxes	$87.0	$78.7
Medical loss ratio (1):
Commercial managed care total	85.4%	85.4%
Commercial managed care, excluding New York City and New York State PPO(2)	81.6%	82.0%
Administrative expense ratio (3)	14.1%	13.9%
Other Insurance Products and Services:
Total revenue	$225.6	$249.9
Income before income taxes	$10.2	$4.3
Medical loss ratio (1)	84.7%	86.9%
Administrative expense ratio (3)	28.4%	27.2%

(1)	Medical loss ratio represents cost of benefits provided as a percentage of premiums earned.

(2)	We present commercial managed care medical loss ratio, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total medical loss ratios are presented.

(3)	Administrative expense ratio represents administrative expense as a percentage of premiums earned and administrative service fees. As presented, our administrative expense ratio does not take into account a significant portion of our activity generated by self-funded, or ASO, business, which represents approximately 38.2% and 41.6% of our managed care and other insurance products and services members, respectively. Therefore, in the following table, we provide the information needed to calculate the administrative expense ratio on a “premium equivalent” basis because that ratio measures administrative expenses relative to the entire volume of insured and self-funded business serviced by us and is commonly used in the health insurance industry to compare operating efficiency among companies. Administrative expense ratio on a premium equivalent basis is calculated by dividing administrative expenses by “premium equivalents” for the relevant periods. Premium equivalents is the sum of premium earned, administrative service fees and the amount of paid claims attributable to our self-funded business pursuant to which we provide a range of customer services, including claims administration and billing and membership services. Claims paid for our self-funded health business is not our revenue. The premium equivalents for the years indicated were as follows:

	Three Months Ended March 31,
	2004	2003
	($ in millions)
Commercial Managed Care:
Premiums earned	$1,066.2	$961.3
Administrative service fees	77.5	67.3
Claims paid for our self-funded health business	705.2	496.4

Premium Equivalent	$1,848.9	$1,525.0

Other Insurance Products and Services:
Premiums earned	$179.4	$205.3
Administrative service fees	43.7	41.6
Claims paid for our self-funded health business	118.5	142.7

Premium Equivalent	$341.6	$389.6

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

As of March 31, 2004, total enrollment was 4.9 million members, a 0.9% increase from March 31, 2003. The increase in overall enrollment was driven by a 4.7% increase in commercial managed care enrollment, offset by a 20.4% decrease in other insurance products and services enrollment. The net increase in overall enrollment was the result of:

•	Growth of 6.4%, or 129,000 members, in group PPO, EPO and other due primarily to a combination of net membership increases in our existing accounts, new national account customers in our PPO and EPO products, the migration of members enrolled in our indemnity products to our commercial managed care products and the introduction of a point of service product (POS) to employer groups during 2003;

•	Growth of 19.6%, or 50,000 members, in our group HMO products; and

•	A decrease in other insurance product and services enrollment of approximately 150,000 members, due to attrition in membership within existing accounts, the loss of a large self-funded national account in the fourth quarter of 2003 and the continued migration of members to commercial managed care products.

Our self-funded enrollment increased 7.4%, or approximately 130,000 members, and at March 31, 2004 represented approximately 38.6% of our total enrollment, 38.2% of commercial managed care enrollment, and 41.6% of other insurance product and services enrollment. The migration of insured business to self-funded arrangements as well as new self-funded enrollment resulted in the increase in self-funded enrollment. The migration to self-funded enrollment consisted of approximately 35,000 members from insured large group PPO and 47,000 members from indemnity products. New self-funded national account enrollment accounted for 58,000 members. We expect self-funded enrollment to continue to increase throughout 2004 through the continued migration of insured business to self-funded arrangements and new self-funded accounts. Although the trend to self-funded business will reduce our insured premium and claim volume, we do not expect the trend to have a material impact on net income.

As of March 31, 2004, our New York State account covered approximately 995,000 members, or 20.5% of our total membership and 23.3% of our commercial managed care membership, and our New York City account covered approximately 820,000 members, or 16.9% of our total membership and 19.2% of our commercial managed care membership. We provide hospital-only coverage under both of these accounts. The pricing of our products provided to New York State and New York City has historically been renegotiated annually. With respect to the New York State account, effective January 1, 2003, we agreed to new retention or administrative expense pricing covering a three-year period through December 31, 2005, though both parties retain the right to terminate the contract upon six months’ notice. For over two years, the New York City account has been subject to a competitive bid process in which we have participated, relating to a five-year contract. At this time, there is no official timetable for awarding the five-year contract. In October 2003, we agreed to new rates with the New York City account for the period from July 1, 2003 through June 30, 2004. We are negotiating with the New York City account for renewal rates for the period from July 1, 2004 through June 30, 2005. The loss of one or both of the New York State and New York City accounts would result in reduced membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

Total revenue increased 7.2%, or $92.5 million, to $1,384.6 million for the three months ended March 31, 2004, from $1,292.1 million for the three months ended March 31, 2003 primarily due to an increase in premium and administrative service fee revenue.

Premium revenue increased $79.0 million, or 6.8%, to $1,245.6 million for the three months ended March 31, 2004, from $1,166.6 million for the three months ended March 31, 2003. The increase in premium revenue was the result of growth in our commercial managed care segment. Commercial managed care premium revenue was $1,066.2 million for the three months ended March 31, 2004, a 10.9% increase compared to the three months March 31, 2003. The net increase in commercial managed care premium revenue was the result of the following:

•	Premium rate increases and membership growth contributed $83.0 million in additional revenue, primarily in our HMO products;

•	An increase of approximately $66.6 million due to the increased cost of benefits provided and premium rate increases in our retrospectively rated products; and

•	A decrease in premium resulting from the conversion of large group accounts to minimum premium arrangements, which are described in the “Overview,” and the conversion of insured groups to self-funded arrangements. Although these conversions do not materially impact net income, they resulted in a reduction of premium revenue of approximately $44.7 million.

The premium growth in commercial managed care was partially offset by the anticipated decline in our other insurance products premium. The decrease in other insurance products premium was the result of enrollment losses, and to a lesser extent, the migration of insured indemnity contracts to self-funded contracts and minimum premium arrangements.

The following table sets forth our premium revenue on a per member per month or PMPM basis:

	Three Months Ended March 31,
	2004(1)	2003	Change
Total	$144.26	$130.13	10.9%
Commercial managed care	$138.51	$124.40	11.3%
Commercial managed care excluding New York City and New York State PPO (2)	$297.39	$268.06	10.9%
Other insurance products and services	$191.24	$165.88	15.3%

(1)	We present premium revenue, on a PMPM basis, for the three months ended March 31, 2004, excluding minimum premium arrangements, because these accounts differ from our standard insurance product in that they have significantly lower premiums. The lower premiums distort our premium on a PMPM basis. Premium revenue on a PMPM basis, for the three months ended March 31, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO and Other insurance products and services were $142.12, $136.38, $279.39 and $189.59, respectively.

(2)	We present commercial managed care premium, on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total PMPM premium is presented.

The increase in total and commercial managed care premium, on a PMPM basis, for the three months ended March 31, 2004 is the result of premium rate increases and increased cost of benefits provided on our retrospectively rated products. The PMPM premium increase in commercial managed care excluding the New York City and New York State PPO for the three months ended March 31, 2004 is the result of premium rate increases. Other insurance products and services PMPM premium increased for the three months ended March 31, 2004 due primarily to declining membership in lower priced products and rate increases.

Administrative service fee revenue increased 11.3%, or $12.3 million, to $121.2 million for the three months ended March 31, 2004, from $108.9 million for the three months ended March 31, 2003. The increase was primarily due to the following:

•	58,000 new national account customers and the migration of approximately 80,000 insured contracts to self-funded contracts, as well as rate increases, accounted for approximately $8.7 million of the increase;

•	Total BlueCard fees increased 22.1%, or $2.5 million, to $13.8 million for the three months ended March 31, 2004, from $11.3 million for the three months ended March 31, 2003 due to an increase in transaction volume; and

•	Administrative service fees attributable to our CMS contracts for the Medicare Part A and Part B programs increased $1.1 million or 3.7% to $31.1 million for the three months ended March 31, 2004 from $30.0 million for the three months ended March 31, 2003. The increase resulted from higher expenses attributable to administration of the CMS contracts.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income of $14.1 million for the year three months ended March 31, 2004 was consistent with the three months ended March 31, 2003 investment income of $13.4 million. Net realized gains of $3.5 million for the three months ended March 31, 2004 were the result of net gains on the sale of equity and corporate bond investments and an increase in the market value of warrants classified in our balance sheet as other long-term equity investments. Net realized gains of $3.1 million for the three months ended March 31, 2003 was primarily the result of net gains on government and corporate bond sales.

Other income, net for the three months ended March 31, 2004 was $0.2 million compared to other income, net of $0.1 million for the three months ended March 31, 2003.

Total cost of benefits provided increased 6.4%, or $63.6 million, to $1,062.9 million for the three months ended March 31, 2004, from $999.3 million for the three months ended March 31, 2003. This reflects a 8.8% increase in costs of benefits provided on a PMPM basis, offset by a 2.2% decline in member months due to the migration of membership from fully-insured to self-funded contracts and the conversion to minimum premium arrangements.

The following table sets forth our cost of benefits provided on a per member per month or PMPM basis:

	Three Months Ended March 31,
	2004 (1)	2003	Change
Total	$123.51	$111.47	10.8%
Commercial managed care	$118.74	$106.24	11.8%
Commercial managed care excluding New York City and New York State PPO (2)	$244.04	$219.81	11.0%
Other insurance products and services	$162.39	$144.11	12.7%

(1)	We present cost of benefits provided, on a PMPM basis, for the three months ended March 31, 2004, excluding minimum premium arrangements, because these accounts differ from our standard insurance product in that they have significantly lower cost of benefits provided. These lower costs distort our cost of benefits provided on a PMPM basis. The cost of benefits provided, on a PMPM basis, for the three months ended March 31, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO, and Other insurance products and services were $121.28, $116.51, $228.04 and $160.69, respectively.

(2)	We present commercial managed care cost of benefits provided on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the cost of benefits provided on a PMPM basis is presented.

The total medical loss ratio decreased to 85.3% for the three months ended March 31, 2004, from 85.7% for the three months ended March 31, 2003. Cost of benefits provided for the three months ended March 31, 2004 and 2003 included $0.3 million and $11.7 million, respectively, of favorable prior period reserve development on prospectively rated contracts. The increase in total and commercial managed care cost of benefits provided, on a PMPM basis, for the three months ended March 31, 2004 was the result of medical cost increases particularly in inpatient and outpatient facility costs. Other insurance products and services PMPM cost of benefits provided increased to $160.69 for the three months ended March 31, 2004 due primarily to declining membership in lower cost products.

Administrative expenses increased 7.0%, or $14.7 million, to $224.5 million for the three months ended March 31, 2004, from $209.8 million for the three months ended March 31, 2003 due to the following:

•	Premium taxes, included as a component of administrative expense, increased $6.4 million, to $15.2 million for the three months ended March 31, 2004, from $8.8 million for the three months ended March 31, 2003. Premium taxes for the three months ended March 31, 2004 are based on a tax rate of 1.75% versus premium taxes for the three months ended March 31, 2003, which were based on a tax rate of 1.0%. The New York State premium tax rate increased from 1.0% to 1.75% in May 2003 retroactive to January 1, 2003. Broker commissions increased $2.6 million due to premium growth in the small group and middle market customer segment;

•	Employee compensation and benefit expense increased $4.2 million due to increased medical expense, payroll taxes and salary expense and the amortization of restricted stock awards and restricted stock unit awards; and

•	An increase of $2.3 million in New York State Insurance Department Assessments to $3.1 million for the three months ended March 31, 2004 from $0.8 million for the three months ended March 31, 2003. The first quarter of 2003 reflects a benefit resulting from a revised assessment received from the New York State Insurance Department for prior periods.

Income from continuing operations before income taxes increased 17.1%, or $14.2 million, to $97.2 million for the three months ended March 31, 2004, from $83.0 million for the three months ended March 31, 2003. This improvement was primarily driven by commercial managed care membership and rate increases. Income tax expense of $38.0 million and $35.3 million reduced net income to $59.2 million and $47.7 million, respectively, for the three months ended March 31, 2004 and 2003.

Liquidity and Capital Resources

WellChoice is a holding company and depends on its subsidiaries for cash and working capital to pay expenses. WellChoice receives cash from its subsidiaries from administrative and management service fees, as well as tax sharing payments and dividends. On January 22, 2004, the New York State Superintendent of Insurance, or Superintendent, approved the payment of a dividend to WellChoice from Empire in the amount of $120.0 million, which was paid on February 11, 2004. This dividend has been accounted for as an equity transfer from a subsidiary to the parent of a consolidated group.

At March 31, 2004, the stand alone balance sheet of the WellChoice, Inc. was comprised of the following: total investments and cash and cash equivalents of $525.9 million, investment in subsidiaries, receivables and other assets of $1,256.7 million, accounts payable and accrued expenses of $119.5 million, capital lease obligations and other liabilities of $165.0 million and stockholders’ equity of $1,498.1 million.

Our subsidiaries’ primary source of cash is from premiums and fees received and investment income. The primary uses of cash include healthcare benefit expenses, brokers’ and agents’ commissions, premium taxes and administrative expenses. We generally receive premium revenues in advance of anticipated claims for related healthcare services.

Our investment policies are designed to provide liquidity to meet anticipated payment obligations and to preserve principal. We believe the composition of our marketable investment portfolio is conservative, consisting primarily of high-rated, fixed income securities with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. Our fixed income portfolio is comprised of U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. The average credit rating of our fixed income portfolio as of March 31, 2004 was “AA+.” A portion of the fixed income portfolio is designated as short-term and is intended to cover near-term cash flow needs. Our marketable equity portfolio as of March 31, 2004 consisted of an investment in a mutual fund indexed to the S&P 500, our common stock investment in WebMD and equity investments held in our nonqualified deferred compensation plans. As of March 31, 2004 our marketable equity portfolio was 3.7% of the total marketable investment portfolio.

In October 2003, we renewed our existing credit and guaranty agreement with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which provides us with a credit facility. We are able to borrow under the credit facility, subject to customary conditions, for general working capital purposes. The total outstanding amounts under the credit facility cannot exceed $100.0 million. The facility has a term of 364 days with a current maturity date of October 15, 2004, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at our option, at The Bank of New York’s prime commercial rate (or, if greater, 0.50% plus the federal funds rate) as in effect from time to time plus a margin of between zero and 1.0%, or LIBOR plus a margin of between 1.125% and 2.250%, with the applicable margin to be determined based on our financial strength rating. As of March 31, 2004, there were no funds drawn against this line of credit.

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

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Cash from operating activities of $119.5 million for the three months ended March 31, 2004 decreased $5.8 million compared to cash from operating activities for the three months ended March 31, 2003 of $125.3 million.

•	Net cash flow from premiums, administrative service fees and cost of benefits decreased $6.5 million for the three months ended March 31, 2004 when compared to the three months ended March 31, 2003. The decrease was attributed to an increase in self-funded enrollment offset in part by higher premium rates;

•	Premium tax payments for the three months ended March 31, 2004 were $20.3 million compared to premium tax payments of $6.9 million for the three months ended March 31, 2003. The increase was attributable to an increase in New York State’s premium tax rate to 1.75% from 1.0%;

•	Income tax payments for the three months ended March 31, 2004 were $3.8 million compared to $9.5 million for the three months ended March 31, 2003. The decrease was attributable to a federal tax payment made in the first quarter of 2003 relating to 2002;

•	Advanced premium relating to our New York State account increased $39.7 million for the three months ended March 31, 2004 compared to an increase of $19.8 million for the three months ended March 31, 2003; and

•	Managed cash overdrafts, which approximates our outstanding check liability, decreased $32.4 million for the three months ended March 31, 2004 compared to a decrease of $20.9 million for the three months ended March 31, 2003.

Cash provided by investing activities increased $144.3 million to $143.2 million for the three months ended March 31, 2004, from cash used in investing activities of $1.1 million for the three months ended March 31, 2003. During the first quarter of 2004, we made a strategic decision to shorten the duration of our fixed income portfolio. Cash from these sales was reinvested in cash equivalents.

Net cash used in financing activities of $1.0 million and $0.8 million for the three months ended March 31, 2004 and 2003, respectively, reflects payments for capital lease obligations.

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

We anticipate that the systems applications will be integrated with a new claims payment system being developed by deNovis, a privately-held, start-up company, in coordination with IBM. The new claims payment system will be licensed to us when it is completed. The development of the system has been delayed by deNovis and as a result we do not expect the system to be ready for acceptance by us in accordance with its specifications any earlier than the fall of 2006. IBM may be unable to deliver our claims system in accordance with our contract or at all, in which event we would likely continue to use our existing claims payment system, but would need to invest significant funds to update that system over the mid- to long-term or otherwise transition to another claims payment system. We do not believe the delay in the development of the deNovis system or a failure to deliver the system at all will have a material impact on our operations because our existing claims payment system is adequate to meet our needs in the near term.

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

The revised Community Rating Law required that the demographic and specified medical conditions approach be phased out over a four-year period. The revised methodology is complex and, as a result, implementing regulations were not issued until 2002. During this period, an interim method to distribute the portion of the Pools based on the new methodology for non-Med Supp Pool funds was developed for Pool years 1996 through 1998. Also during this time, the New York State Insurance Department (“NYSID”) determined that the demographic approach was permissible under the 1996 law and would continue to be the method used for the Med Supp Pool.

Distributions from the non-Med Supp Pool have been made through 1998 and distributions from the Med Supp Pool have been made for years through 1997 and for the years 2000 through the third quarter of 2003. In addition, partial distributions were received for Med Supp Pool years 1998 through 1999.

Contributions and recoveries under the Pools are estimated based on interpretations of applicable regulations and are recorded as an addition or a reduction to cost of benefits provided. These estimates are adjusted as new information becomes known and such adjustments are included in current period operations. As of March 31, 2004, the NYSID had not provided the non-Med Supp information necessary to determine if we would receive or owe money to the pools for the periods for which distributions have not been made. Consequently, we had not established a receivable or payable for non-Med Supp Pool years 1999 through 2003 and through the three months ended March 31, 2004. For Med Supp Pool years 1998 through 1999, we had not established a receivable or payable due to the general uncertainty surrounding the ultimate disposition of payments to or receipts from the Pools. Our ultimate payment to or receipts from these Pools may have a material impact to our financial statements.

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

Capital and surplus requirements for Empire HealthChoice HMO, Inc., our HMO subsidiary which is directly owned by Empire, are regulated under a different method set forth in the New York Department of Health’s HMO regulations. The regulations require that Empire HealthChoice HMO currently maintain reserves of five percent of its annual premium income. Empire HealthChoice HMO, with respect to its operations in New York, meets the financial reserve standards of the New York Department of Health. The Department of Health has issued revised regulations that would increase the required reserves gradually over the next six years to twelve and one half percent of annual premium income. The regulations, as proposed, will affect all HMOs and we expect we will meet the revised standards. Empire HealthChoice HMO is also subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement which is applicable to Empire and satisfies that requirement.

Our New Jersey operations are not subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement. At March 31, 2004, WellChoice Insurance of New Jersey met the minimum capital and surplus requirements of the New Jersey Department of Banking and Insurance.

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

The Blue Cross and Blue Shield license agreements also contain other requirements and restrictions regarding our operations and our use of the Blue Cross and Blue Shield names and marks. These requirements and restrictions are subject to change from time to time. New requirements or restrictions could have a material adverse effect on our business, results of operations and financial condition. Upon the occurrence of any event causing termination of the license agreements, we would cease to have the right to use the Blue Cross and Blue Shield names and marks in the Blue Cross Blue Shield licensed territory, which would have a material adverse effect on our business. Events which could result in termination of our license agreements include failure to meet the minimum surplus and liquidity levels set forth above as well as a change of control not otherwise approved by the Blue Cross Blue Shield Association or a violation of the Blue Cross Blue Shield Association ownership limitations on our capital stock.

Each license requires an annual fee to be paid to the Blue Cross Blue Shield Association, a national trade association of Blue Cross Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the Blue Cross Blue Shield names and marks, as well as to provide certain coordination among the member plans. The annual fee is determined based on premiums earned from products using the Blue Cross and Blue Shield names and marks and from a per-contract charge for self-funded membership.

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

Revenue Recognition

Our membership contracts generally have one-year terms and are subject to cancellation upon 60 days written notice. Premiums are generally due monthly and are recognized as revenue during the period in which we are obligated to provide services to our members. We record premiums received prior to such periods as unearned premiums. We record unpaid premium as a receivable, net of an allowance for doubtful accounts. Premiums recorded for groups with retrospectively rated arrangements are based upon the actual and estimated claims experience of these groups. Future adjustments to the claims experience of these groups will result in changes in premium revenue. Our estimated claim experience is based on a number of factors, including prior claims experience. We continually review these estimates and adjust them based on actual claims experience. Any changes in these estimates are included in current period results. Funds received from these groups in excess of premiums recorded are reflected as liabilities on our balance sheet.

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

We estimate claim reserves in accordance with Actuarial Standards of Practice promulgated by the Actuarial Standards Board, the committee of the American Academy of Actuaries that establishes the professional guidelines and standards for actuaries to follow. A considerable degree of judgment is involved in estimating reserves. We make assumptions regarding the propriety of using existing claims data as the basis for projecting future payments. Factors we consider include medical cost trends, the mix of products and benefits sold, internal processing changes and the amount of time it took to pay all of the benefits for claims from prior periods. To the extent the actual amount of these claims differs from the estimated amount based on our underlying assumptions, our subsequent financial statements may be materially impacted.

The Unpaid Claims and Claims Adjustment Expense shown in our balance sheet as of March 31, 2004 consisted of the following components ($ in millions):

Pending and incurred but not yet reported, or IBNR, claims	$585.0
Claim adjustment expense reserve	19.9
Other claim related reserves	20.8

Total	$625.7

As reflected in this table, approximately 93.5% of the liability for Unpaid Claims and Claims Adjustment Expense is for pending and IBNR claims. Of the estimate for pending and IBNR claims, approximately 79.0% is for claims incurred in the most recent three months. Estimates of these three months’ claims are based on projected per member per month, or PMPM, costs and the actual member counts during this period. The following table presents the impact on Unpaid Claims and Claims Adjustment Expense of changes in the annualized cost trend underlying the projected PMPM costs for the most recent three months.

Increase/(Decrease) in Claim Cost Trend	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(3.0)%	$(28.6)
(2.0)%	(19.1)
(1.0)%	(9.5)
1.0%	9.5
2.0%	19.1
3.0%	28.6

Estimates of the remaining pending and IBNR claims for those claims incurred more than three months prior to the reporting date were based on claims actually paid during this period and completion factors developed from historical payment patterns. A completion factor is the ratio of the claims for a given month that are paid to date as of the reporting date to the ultimate amount expected to be paid for that month. The following table shows the impact on Unpaid Claims and Claims Adjustment Expense of changes in the completion factors used in projecting the ultimate cost for claims incurred over three months prior to the reporting date.

Increase/(Decrease) in Completion Factor	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(0.3)%	$41.6
(0.2)%	27.7
(0.1)%	13.8
0.1%	(8.3)
0.2%	(14.5)
0.3%	(19.8)

It should be noted that the dollar amounts shown in the tables above would not necessarily impact income before income taxes. In prospectively rated business, we are at risk for adverse experience where actual claim costs and other expenses are greater than those expected and benefit from positive experience where claim costs and other expenses are less than those expected. By contrast, in retrospectively rated business, the customer is generally at risk. At March 31, 2004, approximately 50% of the $585.0 million of the reserve for Pending and IBNR claims was held for prospectively rated business.

We believe that the recorded unpaid claim liability is adequate to cover our ultimate liability for unpaid claims as of March 31, 2004. Actual claim payments and other items may differ from our estimates. Assuming a hypothetical 1% difference between our March 31, 2004 estimates of unpaid claims and actual claims payable for our prospectively rated business, net income from continuing operations for the three months ended March 31, 2004, would increase or decrease by approximately $1.8 million and earnings per share would increase or decrease by approximately $0.02 per share.

Retirement Benefits

Pension Benefits

We sponsor defined benefit cash-balance pension plans for our employees. As discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003, we account for these plans in accordance with Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“FAS 87”). FAS 87 requires us to make significant assumptions including estimating the expected return on pension plan assets and the discount rate used to determine the current pension obligation. Changes to these assumptions will affect pension expense.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. As discussed in more detail in our Annual Report on Form 10-K for the year ended

December 31, 2003, we account for these plans in accordance with Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“FAS 106”). In accordance with FAS 106, we use various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree health plan.

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

Interest Rate Risk

Interest rate risk is defined as the potential for economic losses on fixed-rate securities due to an adverse change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and policyholders’ surplus. Further, we do not engage in the use of derivatives to manage interest rate risk. A hypothetical increase in interest rates of 100 basis points would result in an estimated decrease in the fair value of the fixed income portfolio at March 31, 2004 of approximately $45.6 million.

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

Equity Price Risk

Equity price risk for stocks is defined as the potential for economic losses due to an adverse change in equity prices. Equity risk exposure is managed through our investment in an indexed mutual fund. Specifically, we are invested in the ML S&P 500 Index LLC, which is an S&P 500 index mutual fund, resulting in a well-diversified and liquid portfolio that replicates the risk and performance of the broad U.S. stock market. We also hold a direct common stock investment in WebMD. We estimate our equity price risk from a hypothetical 10% decline in the S&P 500 and the relative effect of that decline in the value of our marketable equity portfolio at March 31, 2004 to be a decrease in fair value of $4.5 million.

Fixed Income Securities

Our fixed income strategy is to construct and manage a high quality, diversified portfolio of securities. Additionally, our investment policy establishes minimum quality and diversification requirements resulting in an average credit rating of approximately “AA+.” The average duration of our portfolio as of March 31, 2004 was 2.2 years.

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

The parties have agreed to stay the lower court proceedings, pending resolution of defendants’ appeal of the court’s decision and plaintiffs’ earlier appeal of the court’s dismissal of all claims in the initial complaint to the New York State Appellate Division, First Department. Pending a further order of the court, the temporary restraining order remains in effect and the plaintiff’s motion for a preliminary injunction is deferred. During October and November 2003, the parties filed their appeals and thereafter provided written briefs of their arguments on appeal. Oral argument on the appeals was held on January 28, 2004. We are awaiting a decision.

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

Solomon, et al. v. Empire, et al. By a summons dated December 4, 2003, and a complaint dated November 4, 2003, and served upon Empire on December 15, 2003, this putative class action was commenced in the United States District Court for the Southern District of Florida, Miami Division. In addition to Empire, the other named defendants are the Blue Cross Blue Shield Association and substantially all other Blue plans in the country. This case is similar to Thomas, et al. v. Empire, et al, a putative class action brought on behalf of physicians against Empire, the Blue Cross Blue Shield Association and substantially all of the other Blue plans in the country which is described in our Annual Report on Form 10-K for the year ended December 31, 2003, except that this case is brought on behalf of ancillary providers, such as podiatrists, psychologists, chiropractors and physical therapists. Like the Thomas plaintiffs, the Solomon plaintiffs allege that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish payments to these providers. The plaintiffs’ allegations are similar to those set forth in Thomas but also include an allegation that defendants have subjected plaintiffs claims for reimbursement to stricter scrutiny than claims submitted by medical doctors and doctors of osteopathy. Plaintiffs are seeking compensatory and monetary damages and injunctive relief.

Plaintiffs also served a motion seeking to transfer this case to Judge Moreno, the same judge handling the Thomas and other similar litigation, and to consolidate this case with the others. Empire and the other defendants did not object to the transfer but opposed the consolidation. By an Order dated January 7, 2004, the case was transferred to Judge Moreno, but not consolidated with the other pending actions. The Court, on its own initiative, deemed this action a “tag along” action to the Shane litigation, and ordered the case closed for statistical purposes and placed the matter in a civil suspense file. On February 23, 2004, plaintiffs moved for an order to restore this case to the court’s active docket. We opposed this motion and oral argument was held on March 5, 2004. On March 9, 2004, the judge granted the motion and restored this case to the active docket.

Other. We are also party to additional litigation and are, from time to time, named as co-defendants in legal actions brought against governmental healthcare bodies. At present, we are not party to any additional litigation that, if concluded in a manner adverse to us, would have a material adverse impact on us or our business.

Item 5.	Other Information.

At its March 24, 2004 meeting, the Board of Directors of the Company amended Section 3.6 of the Amended and Restated By-Laws of the Company to grant the Board discretion to waive the mandatory retirement age of directors. A copy of the Amended and Restated By-laws, as so amended, is filed as Exhibit 3.2 to this report and incorporated herein by reference.

At its March 24, 2004 meeting, the Board of Directors of the Company amended the WellChoice, Inc. Long-Term Incentive Plan to permit awards made thereunder to be expressed in a dollar amount or percentage of base salary and to eliminate the minimum award issuable thereunder. A copy of the Long-Term Incentive Plan, as so amended, is filed as Exhibit 10.8 to this report and incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits to this report are being filed with this report (other than Exhibit 32.1 and 32.2, which are being furnished with this report):

Exhibit No.	Description

3.2	Amended and Restated Bylaws of WellChoice, Inc. as amended on March 24, 2004

10.8	WellChoice, Inc. Long-Term Incentive Plan, as amended on March 24, 2004

15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Current Reports on Form 8-K.

On January 14, 2004, we filed with the Commission a Current Report on Form 8-K dated January 14, 2004, disclosing under Item 9 meetings at which the Company expected that earnings expectations previously reported would be confirmed.

On February 11, 2004, we filed with the Commission a Current Report on Form 8-K dated February 11, 2004, disclosing under Item 9 and 12 our earnings for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 23, 2004	WELLCHOICE, INC. (Registrant)

	By:	/s/ John W. Remshard

John W. Remshard Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

3.2	Amended and Restated Bylaws of WellChoice, Inc. as amended on March 24, 2004

10.8	WellChoice, Inc. Long-Term Incentive Plan, as amended on March 24, 2004

15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002