Form 10-Q/A
period 2004-03-31
WELLCHOICE INC
filed 2004-05-14
CIK 1184702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

☐	Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                          to

Commission File Number: 001-31513

WELLCHOICE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	71-0901607

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 WEST 42ND STREET NEW YORK, NEW YORK	10036

(Address of principal executive offices)	(Zip Code)

(212) 476-7800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 83,673,822 shares of common stock, $0.01 par value, and one share of Class B common stock, $0.01 par value per share, outstanding as of April 14, 2004.

EXPLANATORY NOTE

WellChoice, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 originally filed with the Securities and Exchange Commission on April 23, 2004 (“the Original Report”) to correct an error in Note 4 to the Consolidated Financial Statements captioned “Income Taxes” in Item 1 of Part I of the Original Report. In the eighth paragraph of Note 4 to the Consolidated Financial Statements, on page 13 of the Original Report, the Company inadvertently stated that its alternative minimum tax credit carryforward for income tax purposes was $137,000 (Dollars in Thousands). The correct amount is $207,000 (Dollars in Thousands), and such amount is now appropriately indicated in Note 4 to the Consolidated Financial Statements in this Form 10-Q/A. This is the only difference between the information contained in this Form 10-Q/A and the Original Report.

The complete text of Item I of Part I (as revised) appears below:

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited) (In thousands, except share and per share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: $900,247 and $1,036,747)	$909,864	$1,037,255
Marketable equity securities, at fair value (cost: $41,014 and $52,890)	45,026	60,414
Short-term investments	232,726	232,474
Other long-term equity investments	33,603	31,686

Total investments	1,221,219	1,361,829
Cash and cash equivalents	959,200	697,518

Total investments and cash and cash equivalents	2,180,419	2,059,347

Receivables:
Billed premiums, net	95,175	92,399
Accrued premiums	304,725	285,773
Other amounts due from customers, net	91,913	107,062
Notes receivable, net	12,268	12,410
Advances to hospitals, net	15,870	10,788
Accrued investment income	6,797	9,613
Miscellaneous, net	54,998	51,333

Total receivables	581,746	569,378

Property, equipment and information systems, net of accumulated depreciation	112,658	113,526
Prepaid pension expense	55,156	53,515
Deferred taxes, net	197,797	216,534
Other	34,898	30,693

Total assets	$3,162,674	$3,042,993

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited) (In thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Unpaid claims and claims adjustment expense	$625,674	$609,491
Unearned premium income	106,177	134,174
Managed cash overdrafts	165,571	197,995
Accounts payable and accrued expenses	119,632	104,526
Advance deposits	153,566	113,843
Group and other contract liabilities	148,070	112,204
Postretirement benefits other than pensions	142,539	142,743
Obligations under capital lease	47,328	48,345
Other	155,946	147,315

Total liabilities	1,664,503	1,610,636

Stockholders’ equity:
Class A common stock, $0.01 par value, 225,000,000 shares authorized; shares issued and outstanding 2004—83,673,822; 2003—83,676,446	837	837
Class B common stock, $0.01 per share value, one share authorized; one share issued and outstanding	–	–
Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none issued and outstanding	–	–
Additional paid-in capital	1,262,099	1,262,222
Retained earnings	221,820	162,584
Unearned restricted stock compensation	(4,761)	(6,027)
Accumulated other comprehensive income	18,176	12,741

Total stockholders’ equity	1,498,171	1,432,357

Total liabilities and stockholders’ equity	$3,162,674	$3,042,993

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31
	2004	2003

	(In thousands, except share and per share data)
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

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31
	2004	2003

	(In thousands)
Cash flows from operating activities
Net income	$59,236	$47,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,604	9,041
Net realized gain on sales of investments	(3,526)	(3,114)
Credit for doubtful accounts	(1,009)	(182)
Accretion of discount, net	112	207
Equity in earnings of other long-term equity investments	(556)	(773)
Deferred income tax expense	15,539	15,644
Other	(1,640)	(1,243)
Changes in assets and liabilities:
Billed and accrued premiums receivables	(21,834)	(8,938)
Other customer receivable	14,987	21,224
Notes receivable	142	(79)
Advances to hospitals	(4,432)	52
Accrued investment income	2,815	2,541
Miscellaneous receivables	(2,896)	5,616
Other assets	(4,205)	2,106
Unpaid claims and claims adjustment expenses	16,183	19,575
Unearned premium income	(27,996)	(21,676)
Managed cash overdrafts	(32,424)	(20,939)
Accounts payable and accrued expenses	17,967	3,287
Advance deposits	39,723	19,763
Group and other contract liabilities	35,866	35,333
Postretirement benefits other than pensions	(204)	621
Other liabilities	8,038	(489)

Net cash provided by operating activities	119,490	125,318

Cash flows from investment activities
Purchases of property, equipment and information systems	(10,456)	(7,326)
Proceeds from sale of property, equity and information systems	–	217
Purchases of available for sale investments	(242,673)	(503,162)
Proceeds from sales and maturities of available for sale investments	396,338	509,128

Net cash provided by (used in) investing activities	143,209	(1,143)

Cash flows from financing activities
Decrease in capital lease obligations	(1,017)	(788)

Net cash used in financing activities	(1,017)	(788)

Net change in cash and cash equivalents	261,682	123,387
Cash and cash equivalents at beginning of period	697,518	487,431

Cash and cash equivalents at end of period	$959,200	$610,818

Supplemental disclosure:
Income taxes paid	$3,848	$9,522

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

For purposes of pro forma disclosures, compensation expense is increased for the estimated fair value of the options amortized over the options’ vesting periods. The Company’s pro forma information is as follows:

	Three months ended March 31
	2004	2003

Reported net income	$59,236	$47,741
Total stock-based employee compensation determined under the fair value based method for stock options, net of tax	(499)	–

Pro forma net income	$58,737	$47,741

	March 31, 2004
	As Reported	Pro Forma

Earnings per share:
Basic net income per common share	$0.71	$0.70
Diluted net income per common share	$0.71	$0.70

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

The Company’s regular tax loss carryforwards for income tax purposes of $177,000 expire between the years 2004 and 2023. The Company’s alternative minimum tax credit carryforward for income tax purposes of $207,000 has no expiration date.

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

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits to this report are being filed with this report (other than Exhibit 32.1 and 32.2, which are being furnished with this report):

Exhibit Number	Description

3.2	Amended and Restated Bylaws of WellChoice, Inc. as amended on March 24, 2004 (+)

10.8	WellChoice, Inc. Long-Term Incentive Plan, as amended on March 24, 2004 (+)

15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(+)	Previously filed with the Original Report.

(b)	Current Reports on Form 8-K.

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

Date: May 14, 2004		WELLCHOICE, INC.
(Registrant)

	By:	/s/ JOHN W. REMSHARD

John W. Remshard Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

3.2	Amended and Restated Bylaws of WellChoice, Inc. as amended on March 24, 2004 (+)

10.8	WellChoice, Inc. Long-Term Incentive Plan, as amended on March 24, 2004 (+)

15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(+)	Previously filed with the Original Report.