Form 10-Q
period 2004-06-30
WELLCHOICE INC
filed 2004-07-23
CIK 1184702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 83,741,196 shares of common stock, $0.01 par value, and one share of Class B common stock, $0.01 par value per share, as of July 15, 2004.

WellChoice, Inc and Subsidiaries

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
	(In thousands)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: $1,217,718 and $1,036,747)	$1,196,186	$1,037,255
Marketable equity securities, at fair value (cost: $41,468 and $52,890)	45,449	60,414
Short-term investments	165,545	232,474
Other long-term equity investments	31,928	31,686

Total investments	1,439,108	1,361,829
Cash and cash equivalents	751,940	697,518

Total investments and cash and cash equivalents	2,191,048	2,059,347

Receivables:
Billed premiums, net	99,689	92,399
Accrued premiums	328,932	285,773
Other amounts due from customers, net	95,299	107,062
Notes receivable, net	12,016	12,410
Advances to hospitals, net	9,314	10,788
Accrued investment income	10,128	9,613
Miscellaneous, net	55,793	51,333

Total receivables	611,171	569,378

Property, equipment and information systems, net of accumulated depreciation	107,706	113,526
Prepaid pension expense	56,866	53,515
Deferred taxes, net	194,122	216,534
Other	33,123	30,693

Total assets	$3,194,036	$3,042,993

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
	(In thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Unpaid claims and claims adjustment expense	$685,899	$609,491
Unearned premium income	100,762	134,174
Managed cash overdrafts	183,826	197,995
Accounts payable and accrued expenses	67,809	104,526
Advance deposits	152,749	113,843
Group and other contract liabilities	114,407	112,204
Postretirement benefits other than pensions	145,769	142,743
Obligations under capital lease	46,252	48,345
Other	150,735	147,315

Total liabilities	1,648,208	1,610,636

Stockholders’ equity:
Common stock, $0.01 par value, 225,000,000 shares authorized; shares issued and outstanding 2004—83,741,196; 2003—83,676,446	837	837
Class B common stock, $0.01 per share value, one share authorized; one share issued and outstanding	—	—
Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	1,263,954	1,262,222
Retained earnings	287,201	162,584
Unearned restricted stock compensation	(4,068)	(6,027)
Accumulated other comprehensive (loss) income	(2,096)	12,741

Total stockholders’ equity	1,545,828	1,432,357

Total liabilities and stockholders’ equity	$3,194,036	$3,042,993

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(In thousands, except share and per share date)
Revenue:
Premiums earned	$1,363,678	$1,247,047	$2,609,177	$2,413,588
Administrative service fees	123,957	113,563	245,166	222,487
Investment income, net	13,301	11,561	27,405	24,917
Net realized investment gains	3,162	1,193	6,689	4,306
Other (expense) income, net	(27)	1,147	176	1,291

Total revenue	1,504,071	1,374,511	2,888,613	2,666,589

Expenses:
Cost of benefits provided	1,186,244	1,069,772	2,249,109	2,069,025
Administrative expenses	223,651	219,303	448,150	429,145

Total expenses	1,409,895	1,289,075	2,697,259	2,498,170

Income before income taxes	94,176	85,436	191,354	168,419
Income tax expense	28,795	36,661	66,737	71,903

Net income	$65,381	$48,775	$124,617	$96,516

Basic earnings per common share	$0.78	$0.59	$1.49	$1.16
Diluted earnings per common share	$0.78	$0.59	$1.49	$1.16
Shares used to compute basic earnings per common share based on weighted average shares outstanding	83,493,145	83,490,478	83,492,194	83,490,478
Shares used to compute diluted earnings per common share based on weighted average shares outstanding	83,798,907	83,490,478	83,762,915	83,490,478

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six months ended June 30
	2004	2003
	(Unaudited) (In thousands)
Cash flows from operating activities
Net income	$124,617	$96,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,479	18,385
Net realized gain on sales of investments	(6,689)	(4,306)
Credit for doubtful accounts	(2,009)	(68)
Accretion of discount, net	1,027	1,459
Equity in earnings of other long-term equity investments	(1,331)	(1,348)
Deferred income tax expense	30,003	30,001
Other	(3,351)	(3,151)
Changes in assets and liabilities:
Billed and accrued premiums receivables	(49,316)	(40,262)
Other customer receivable	11,328	6,335
Long-term notes receivable	395	(105)
Advances to hospitals	2,211	(7,394)
Accrued investment income	(516)	2,149
Miscellaneous receivables	(3,648)	(49,125)
Other assets	(2,430)	(5,384)
Unpaid claims and claims adjustment expenses	76,408	38,424
Unearned premium income	(33,411)	(35,497)
Managed cash overdrafts	(14,169)	573
Accounts payable and accrued expenses	(30,160)	(442)
Advance deposits	38,905	(27,242)
Group and other contract liabilities	2,204	45,059
Postretirement benefits other than pensions	3,026	764
Other liabilities	2,798	38,817

Net cash provided by operating activities	166,371	104,158

Cash flows from investment activities
Purchases of property, equipment and information systems	(17,540)	(10,467)
Proceeds from sale of property, equipment and information systems	16	426
Purchases of available for sale investments	(812,137)	(704,534)
Proceeds from sales and maturities of available for sale investments	719,805	957,152

Net cash (used in) provided by investing activities	(109,856)	242,577

Cash flows from financing activities
Decrease in capital lease obligations	(2,093)	(1,548)

Net cash used in financing activities	(2,093)	(1,548)

Net change in cash and cash equivalents	54,422	345,187
Cash and cash equivalents at beginning of period	697,518	487,431

Cash and cash equivalents at end of period	$751,940	$832,618

Supplemental disclosure:
Income taxes paid	$38,532	$27,801

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

1. For-Profit Conversion and Initial Public Offering

WellChoice, Inc. (“WellChoice”) was formed in August 2002 as a Delaware corporation to be the for-profit parent holding company for Empire HealthChoice, Inc. (“EHC”) following EHC’s conversion from a not-for-profit health service corporation to a for-profit accident and health insurer. WellChoice owns a health maintenance organization (“HMO”) and two health insurance companies through its investment in WellChoice Holdings of New York, Inc. (“WellChoice Holdings”).

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

On June 21, 2004, the Fund sold 9,075,000 shares of common stock in a secondary public offering. The Company did not receive any proceeds from the offering. For the three months and six months ended June 30, 2004, additional paid in capital was reduced by $607 to record expenses incurred as a result of this offering. At June 30, 2004, the Fund owned 52,001,903, or 62.1%, of the shares of common stock issued and outstanding.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

2. Basis of Presentation (continued)

For further information, refer to the consolidated financial statements and footnotes thereto included in the WellChoice’s Annual Report on Form 10-K (File No. 001-31513), filed with the SEC for the fiscal year ended December 31, 2003.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Total comprehensive income for the three and six months ended June 30, 2004 is $45,109 and $109,780, respectively. Total comprehensive income for the three and six months ended June 30, 2004 is $57,918 and $102,949, respectively.

3. Capital Stock

Stock-based Compensation

The Company’s incentive plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and cash awards. On March 26, 2003, the Company’s Board of Directors adopted the 2003 Omnibus Incentive Plan (the “2003 Incentive Plan”). In accordance with the 2003 Incentive Plan, a maximum of 6,250,000 shares of common stock may be issued, including 1,875,000 shares solely for issuance under grants of restricted stock awards and restricted stock unit awards. A maximum of 500,000 shares may be issued to non-employee directors. Awards are granted by the Compensation Committee of the Board of Directors. Options vest and expire over terms set by the Committee at the time of grant.

During the three and six months ended June 30, 2004, the Company granted 644 and 5,179 shares of the Company’s stock as restricted stock awards to certain eligible executives valued at the fair value of the stock on the grant date with no cost to the employee. These restricted stock awards vest over a three-year period. The fair value of these awards is being amortized to compensation expense over the vesting period. During the six months ended June 30, 2004, 9,093 previously awarded shares of restricted stock were forfeited by employees who left the Company. Administrative expense for the three and six months ended June 30, 2004 includes $974 and $1,901, respectively, of compensation expense related to all awards granted, net of forfeitures, through June 30, 2004. Unearned restricted stock compensation as of June 30, 2004 included $3,274 related to the restricted stock awards.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

3. Capital Stock (continued)

During the six months ended June 30, 2004, the Company granted 11,557 shares of common stock as restricted stock unit awards to non-employee members of the Board of Directors. These restricted stock unit awards will vest over one year subject to the Director’s continued service other than termination due to retirement, death or disability prior to the vesting date. The actual shares underlying these restricted stock unit awards are issuable upon the Director’s termination of service from the Board. Stock units are settled in shares of WellChoice common stock. The fair value of restricted stock unit awards is being amortized to compensation expense over the vesting period. Administrative expense for the three and six months ended June 30, 2004 includes $199 and $415, respectively, of compensation expense related to restricted stock unit awards. Unearned restricted stock compensation as of June 30, 2004 included $794 related to restricted stock units.

Employee Stock Purchase Plan

The Company has 3,000,000 shares of common stock available for issuance under the Employee Stock Purchase Plan (“Stock Purchase Plan”), which is intended to provide employees of the Company and certain related companies or corporations with an opportunity to share in the ownership of WellChoice, Inc. and to provide a stronger incentive to work for the continued success of the Company. Any employee that meets the eligibility requirements defined in the Stock Purchase Plan may participate. No employee will be permitted to purchase more than $25 worth of stock in any calendar year, based on the fair market value of the stock at the beginning of each offering period. The purchase price per share is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. Employees become participants by electing payroll deductions from 1% to 10% of their base compensation and all or part of any incentive compensation, after-tax. The Company has two offering periods beginning on January 1 and July 1 of each calendar year. The first offering period of the Stock Purchase Plan commenced on January 1, 2004. Payroll deductions of $1,998 had been accumulated and applied towards the purchase of 66,729 shares of common stock on June 30, 2004, the last day of the offering period.

Earnings Per Share

For the three months and six months ended June 30, 2004 and 2003, earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the year.

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

Pro Forma Disclosure

The Company accounts for stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, if the exercise price is equal to the fair market value of the shares at the date of the grant, the Company recognizes no compensation expense related to stock options or shares issued under the stock purchase plan. For grants of restricted stock awards and restricted stock unit awards, unearned compensation, equivalent to the fair value of the shares at the date of grant, is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

3. Capital Stock (continued)

For purposes of pro forma disclosures, compensation expense is increased for the estimated fair value of the options amortized over the options’ vesting periods and for the difference between the market price of the stock. The Company’s pro forma information is as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Reported net income	$65,381	$48,775	$124,617	$96,516
Add: Stock-based compensation cost, net of tax, included in reported net income	744	—	1,440	—
Less: Total stock-based compensation determined under the fair value based method for all awards, net of tax	(2,989)	—	(4,175)	—

Pro forma net income	$63,136	$48,775	$121,882	$96,516

	Three months ended June 30, 2004		Six months ended June 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Earnings per share:

Basic net income per common share	$0.78	$0.76	$1.49	$1.46
Diluted net income per common share	$0.78	$0.75	$1.49	$1.46

The denominator for basic and diluted earnings per share for the three and six months ended June 30, 2004 is as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Denominator for basic earnings per share – weighted average shares	83,493,145	83,490,478	83,492,194	83,490,478
Options and non vested restricted stock awards and stock unit awards	305,762	—	270,721	—

Denominator for diluted earnings per share	83,798,907	83,490,478	83,762,915	83,490,478

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

The significant components of the provision for income tax expense are as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Current tax expense	$14,331	$21,286	$36,734	$40,884
Deferred tax expense	14,464	15,375	30,003	31,019

Income tax expense	$28,795	$36,661	$66,737	$71,903

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax is as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Income tax at prevailing corporate tax rate applied to pre-tax income	$32,962	$29,902	$66,974	$58,946
(Increase) decrease:
State and local taxes, net of federal income tax benefit	1,451	1,209	5,311	8,057
Additional tax expense due to New York State tax legislation	—	5,374	—	5,374
Other	(5,618)	176	(5,548)	(474)

Income tax expense	$28,795	$36,661	$66,737	$71,903

As a result of the conversion to a for-profit accident and health insurance company in 2002, EHC adjusted its deferred tax assets for temporary differences related to its liability for state and local taxes which resulted in the recognition of a $5,374 deferred tax asset. In May 2003, the New York State Legislature enacted legislation that eliminated the net income portion of the New York State franchise tax applicable to every insurance company other than life insurance companies, effective January 1, 2003. As a result, the Company’s tax provision for the three and six months

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

4. Income Taxes (continued)

ended June 30, 2003 was increased $653, reflecting the reversal of the $5,374 deferred tax asset and $4,721 of franchise taxes incurred attributed to the previous three month period ended March 31, 2003. Accordingly, the Company’s tax provision for the three and six months ended June 30, 2004 includes no provision for New York State franchise taxes related to EHC.

During the second quarter of 2004, the Company reached a settlement with the Internal Revenue Service (“IRS”) related to the valuation of the Company’s former headquarters sold in 1997. The Company had obtained an independent appraisal of the property as of January 1, 1987 (the date the Company became subject to federal income taxes) to support its value for the property. The Company recorded a contingent tax expense of approximately $9,200 to reflect its best estimate of the ultimate settlement with the IRS. The final settlement amount was $3,500. As a result, the Company’s tax provision for the three and six months ended June 30, 2004 was decreased by $5,700.

Prior to January 1, 1987, EHC was exempt from federal income taxes. With the enactment of the Tax Reform Act of 1986, EHC, and all other Blue Cross and Blue Shield plans, became subject to federal income tax. Among other provisions of the Internal Revenue Code, these plans were granted a special deduction (the “833(b) deduction”) for regular tax calculation purposes The 833(b) deduction is calculated as the excess of 25% of the incurred claim and claim adjustment expenses for the tax year over adjusted surplus, as defined, limited to taxable income. The amount of 833(b) deductions utilized in each tax year is accumulated in an adjusted surplus balance. Once the cumulative adjusted surplus balance exceeds the 833(b) deduction for the current taxable year, the deduction is eliminated. As a result of the 833(b) deduction, EHC incurred no regular tax liability, but in profitable years, paid taxes at the alternative minimum tax rate of 20%. The Company’s ability to utilize the 833(b) deduction was exhausted in 2003.

During the fourth quarter of 2002, the Company reevaluated its tax position for financial statement purposes related to EHC’s ability to utilize the Section 833(b) deduction and determined that when EHC converted to a for-profit entity, its ability to utilize the Section 833(b) deduction was uncertain. No authority directly addresses whether a conversion transaction will render the 833(b) deduction unavailable. The Company is aware, however, that the IRS has taken the position related to other Blue Cross Blue Shield plans that a conversion could result in the inability of a Blue Cross Blue Shield plan to utilize the 833(b) deduction. In light of the absence of governing authority, while the Company continued to take the deduction on its tax returns after the conversion, the Company has assumed, for financial statement reporting purposes, that the deduction will be disallowed.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

4. Income Taxes (continued)

The Company’s regular tax loss carryforwards for income tax purposes of $88,000 expire between the years 2004 and 2023. The Company’s alternative minimum tax credit carryforward for income tax purposes of $225,000 has no expiration date.

5. Investments

The Company participates in a securities lending program, whereby certain securities from its portfolio are loaned to qualified brokers in exchange for cash collateral, at least equal to the 102% of the market value of the securities loaned. The securities lending agent indemnifies the Company against loss in the event of default by the borrower. Income generated by the securities lending program is reported as a component of net investment income. As of June 30, 2004, $255,634 of fixed maturity securities were loaned under the program.

6. Pension Benefits and Other Postretirement Employee Benefits

Net pension income for the Company’s defined benefit plans included the following components:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Service cost	$4,000	$4,077	$8,000	$8,154
Interest cost on projected benefit obligation	5,739	5,940	11,478	11,880
Expected return on plan assets	(8,260)	(8,647)	(16,520)	(17,295)
Net amortization and deferral	(3,071)	(2,570)	(6,142)	(5,139)

Net pension income	$(1,592)	$(1,200)	$(3,184)	$(2,400)

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

6. Pension Benefits and Other Postretirement Employee Benefits (continued)

Other postretirement employee benefits expense included the following components:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Service cost	$405	$400	$809	$799
Interest cost on projected benefit obligation	1,721	1,744	3,442	3,488
Amortization of transition obligations	1,075	1,075	2,150	2,151
Amortization of actuarial gain	(1,026)	(657)	(2,052)	(1,314)

Net periodic postretirement benefit cost	$2,175	$2,562	$4,349	$5,124

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Modernization Act”) was signed into law. The Modernization Act introduced a voluntary Medicare Part D prescription drug benefit and created a new 28% federal subsidy for the sponsors of the postretirement prescription drug benefits that are at least actuarially equivalent to the new Medicare Part D benefit. Under SFAS No. 106-1, Accounting for Postretirement Benefits Other Than Pensions, sponsors must consider the two new features in measuring the Accumulated Postretirement Benefit Obligation (“APBO”) and net periodic postretirement benefit cost. In accordance with SFAS No. 106-1, the Company made a one-time election to defer recognition of the impact on SFAS No. 106 accounting. Any measures of APBO and net periodic postretirement benefit cost in the financial statements and the related footnotes for the period ended June 30, 2004 do not reflect the effects of the Modernization Act. Currently, specific authoritative guidance on accounting for the federal subsidy is pending and that guidance when issued could require the Company to change previously reported information. The Company does not anticipate that the adoption of SFAS 106-1 will materially affect the Company’s financial statements.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

7. Restructuring

During the second quarter of 2002, in connection with the Company’s information technology outsourcing agreement with IBM, the Company began the implementation of a restructuring plan relating to its information technology personnel. Certain employees were involuntarily terminated in accordance with a plan of termination, certain employees were retained by the Company and certain employees were transitioned to IBM. Severance and other costs accrued at June 30, 2002 relating to the plan of termination were $5,351. During the six months ended June 30, 2004, the Company expensed an additional $164 related to an adjustment to the estimated severance and other compensation costs previously accrued. Payments related to these costs of approximately $5,374 were made through June 30, 2004. To help retain its employees and to help IBM retain its newly transitioned employees, the Company offered stay bonuses for these individuals. The Company recognizes the costs of these stay bonuses as these employees provide service. Administrative expense for the six months ended June 30, 2004 and 2003, includes $604 and $2,941, respectively, related to these bonuses.

In November 2002, as part of the Company’s continuing focus on increasing overall productivity, and in part as a result of the implementation of the technology outsourcing strategy, the Company continued streamlining certain operations and adopted a plan to terminate approximately 500 employees across all segments of its business. Severance and other costs of $13,472 were accrued relating to the plan. In March 2004, the Company expensed an additional $649 related to an adjustment to the estimated severance and other compensation costs previously accrued. Through June 30, 2004, payments related to these costs of $13,843 were made. In the effort to facilitate the restructuring plan certain employees were offered stay bonuses. The Company recognizes the costs of these stay bonuses as these employees provide service. Administrative expense for the six months ended June 30, 2004 and 2003, includes $140 and $514, respectively, related to these bonuses.

During the third quarter of 2003, management determined that based on current and projected occupancy requirements, the Company would not receive economic benefit from certain unoccupied leased office space. As a result, the Company recognized an administrative expense of $13,367. Based on additional information obtained during the first quarter of 2004, the Company further reduced the fair market value of estimated sublease rentals and recognized an additional administrative expense of $1,110 for the six months ended June 30, 2004.

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

9. Segment Information

WellChoice has two reportable segments: commercial managed care and other insurance products and services. The commercial managed care segment includes group preferred provider organization, or PPO, health maintenance organization, or HMO (including Medicare+Choice), exclusive provider organization, or EPO, and other products (principally dental only coverage and point of service products). The Company’s New York City and New York State PPO business accounts for approximately 34.5% of the Company’s earned premium for the six months ended June 30, 2004.

The other insurance products and services segment consists of the Company’s traditional indemnity products, Medicare supplemental, individual hospital-only and hospital and medical products, state sponsored individual plans, government mandated individual plans and government contracts with Center for Medicare and Medicaid Services (CMS) to act as a fiscal intermediary for Medicare Part A program beneficiaries and as a carrier for Medicare Part B program beneficiaries.

Income from continuing operations before income tax expense for the six months ended June 30, 2004 include administrative expenses of $883 and $227, for the managed care and other insurance products and services segments, respectively, related to unoccupied leased office space, see footnote 7.

The reportable segments follow the Company’s method of internal reporting by products and services. Administrative expenses, investment income and other income, but not assets, are allocated to the segments. There are no intersegment sales or expenses.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

9. Segment Information (continued)

	Commercial Managed Care	Other Insurance Products and Services	Total
Three months ended June 30, 2004
Revenues from external customers	$1,268,027	$219,608	$1,487,635
Investment income and net realized gains	12,937	3,526	16,463
Other revenue	(24)	(3)	(27)
Income from continuing operations before income tax expense	78,240	15,936	94,176

Three months ended June 30, 2003
Revenues from external customers	$1,119,363	$241,247	$1,360,610
Investment income and net realized gains	10,683	2,071	12,754
Other revenue	964	183	1,147
Income from continuing operations before income tax expense	73,354	12,082	85,436

Six months ended June 30, 2004
Revenues from external customers	$2,411,703	$442,640	$2,854,343
Investment income and net realized gains	28,070	6,024	34,094
Other revenue	150	26	176
Income from continuing operations before income tax expense	165,229	26,125	191,354

Six months ended June 30, 2003
Revenues from external customers	$2,147,926	$488,149	$2,636,075
Investment income and net realized gains	24,183	5,040	29,223
Other revenue	1,083	208	1,291
Income from continuing operations before income tax expense	152,003	16,416	168,419

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

9. Segment Information (continued)

The following table presents our revenue from external customers by products and services:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Revenues from external customers:
Commercial managed care Premiums earned:
PPO	$739,085	$667,824	$1,371,225	$1,256,732
HMO	363,725	302,751	712,876	596,954
EPO	74,890	76,943	151,899	154,000
Other	10,910	1,032	18,753	2,123
Administrative service fees	79,417	70,813	156,950	138,117

Total commercial managed care	1,268,027	1,119,363	2,411,703	2,147,926

Other insurance products and services:
Premiums earned:
Indemnity	57,665	79,774	113,444	163,072
Individual	117,403	118,723	240,980	240,707
Administrative service fees	44,540	42,750	88,216	84,370

Total other insurance products and services	219,608	241,247	442,640	488,149

Total revenues from external customers	$1,487,635	$1,360,610	$2,854,343	$2,636,075

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

    WellChoice, Inc.

We have reviewed the consolidated balance sheet of WellChoice, Inc. and subsidiaries (the “Company”) as of June 30, 2004, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the consolidated cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New York, New York

July 12, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of WellChoice, Inc. and its subsidiaries (collectively, the “Company”) for the three months and six months ended June 30, 2004 and 2003. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 on file with the Securities and Exchange Commission.

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

Overview

We are the largest health insurance company in the State of New York based on total preferred provider organization, or PPO, and health maintenance organization, or HMO, membership, which includes members under our insured and administrative services only, or ASO, plans. We provide managed care and traditional indemnity products to approximately 4.9 million members. We have licenses with the Blue Cross Blue Shield Association, a national trade association of Blue Cross Blue Shield licensees whose primary function is to promote and preserve the integrity of the Blue Cross Blue Shield names and marks, as well as to provide certain coordination among the member plans. Our licenses entitle us to the exclusive use of the Blue Cross and Blue Shield names and marks in ten counties in the New York City metropolitan area and in six counties in upstate New York, the non-exclusive right to use the Blue Cross and Blue Shield names and marks in one upstate New York county, the exclusive right to only the

Blue Cross name and mark in seven upstate New York counties and the non-exclusive right to only the Blue Cross name in four upstate New York counties. We market our products and services using these names and marks in our New York service areas. We also market our managed care products in 16 counties in New Jersey under the WellChoice brand.

We offer our products and services to a broad range of customers, including large groups of more than 500 employees; middle market groups, ranging from 51 to 500 employees; small groups, ranging from two to 50 employees; and individuals. Over one million of our members are covered through our national accounts, generally large, multi-state companies, including many Fortune 500 companies. Our principal health products are offered both on an insured and, except with respect to HMO products, self-funded, or ASO basis and, in some instances, a combination of insured and self-funded, which includes minimum premium arrangements. Minimum premium arrangements provide coverage under separate self-funded and insured group contracts. Benefit payments made under the self-funded contract up to a pre-established limit are the responsibility of the group.

Our revenue primarily consists of premiums earned and administrative service fees derived from the sale of managed care and traditional indemnity health benefits products to employer groups and individuals. Premiums are derived from insured contracts, including charges for risk, profit, administration and reimbursement of benefits made under the insured contract of minimum premium arrangements. Administrative service fees are derived from self-funded contracts, under which we provide a range of customer services, including claims administration and billing and membership services. Benefit payments made under self-funded contracts are the responsibility of the group, and accordingly no premium is recorded by us for these payments. Revenue also includes administrative service fees earned under the BlueCard program for providing members covered by other Blue Cross and Blue Shield plans with access to our network providers, reimbursements under our government contracts with the Centers for Medicare and Medicaid Services, or CMS, to act as a fiscal intermediary for Medicare Part A program beneficiaries and a carrier for Medicare Part B program beneficiaries, investment income and net realized investment gains or losses.

Our cost of benefits provided expense consists primarily of claims paid and claims in process and pending to physicians, hospitals and other healthcare providers and includes an estimate of amounts incurred but not yet reported. Administrative expenses consist primarily of compensation expenses, premium taxes and commission payments to brokers and other overhead business expenses.

We report our operating results as two business segments: commercial managed care and other insurance products and services. Our commercial managed care segment accounted for 88.0% of our membership as of June 30, 2004. Our commercial managed care segment includes group PPO, HMO (including Medicare+Choice), EPO, and other products (principally dental-only coverage and includes point of service, or POS) as well as our PPO business under our accounts with New York City and New York State. Our other insurance products and services segment consists of our indemnity and individual products. Our indemnity products include traditional indemnity products and government contracts with CMS to act as a fiscal intermediary and carrier. Our individual products include Medicare supplemental, state sponsored plans, government mandated individual plans and individual hospital-only and hospital and medical products. We allocate administrative expenses, investment income and other income, but not assets, to our segments. Except when otherwise specifically stated or where the context requires, all references in this document to our membership include both our insured and ASO membership. Our New York City and New York State PPO account members are covered under insured plans. Groups enrolled under minimum premium arrangements are reported as insured members.

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

Our business operates in a highly competitive environment, both in New York and New Jersey as well as nationally. Our largest competitors in the New York metropolitan area include national and regional health insurers, including United HealthCare, Oxford Health Plans, Inc., Health Insurance Plan of New York and Group Health Incorporated, and our competition for national accounts includes United HealthCare, Cigna Corporation and Aetna as well as other “Blue” plans. With the announced acquisition of Oxford Health Plans, Inc., United Healthcare could become a more significant competitor, both for local and national accounts.

Selected Membership Data and Results of Operations

The following table sets forth selected membership data as of the dates set forth below:

	June 30,
(members in thousands)	2004	2003
Products and services:
Commercial managed care:
Group PPO, HMO, EPO and other(1)(2)	2,479	2,275
New York City and New York State PPO	1,815	1,803

Total commercial managed care	4,294	4,078

Other insurance products and services:
Indemnity	373	492
Individual	213	227

Total other insurance products and services	586	719

Overall total	4,880	4,797

Customers:
Large group	2,945	2,921
Small group and middle market	455	419
Individuals	266	278
National accounts	1,214	1,179

Overall total	4,880	4,797

Funding type:
Commercial managed care:
Insured	2,644	2,618
Self-funded	1,650	1,460

Total commercial managed care	4,294	4,078

Other insurance products and services:
Insured	335	438
Self-funded	251	281

Total other insurance products and services	586	719

Overall total	4,880	4,797

(1)	Our HMO product includes Medicare+Choice. As of June 30, 2004 and 2003 we had approximately 54,000 and 52,000 members, respectively, enrolled in Medicare+Choice.
(2)	“Other” principally consists of our members enrolled in dental only coverage and includes POS members.

As of June 30, 2004, total enrollment was 4.9 million members, a 1.7% increase from June 30, 2003. The increase in overall enrollment was driven by a 5.3% increase in commercial managed care enrollment, offset by a 18.5% decrease in other insurance products and services enrollment. The net increase in overall enrollment was the result of:

•	Growth of 7.7%, or 155,000 members, in group PPO, EPO and other due primarily to a combination of net membership increases in our existing accounts, new national account customers in our PPO and EPO products, the migration of members enrolled in our indemnity products to our commercial managed care products and the introduction of a point of service product (POS) to employer groups during 2003;

•	Growth of 18.3%, or 49,000 members, in our group HMO products; and

•	A decrease in other insurance product and services enrollment of approximately 133,000 members, due to cancelled business, including the loss of a large self-funded national account in the fourth quarter of 2003, and, to a lesser extent, the continued migration of members to commercial managed care products.

Our self-funded enrollment increased 9.2%, or approximately 160,000 members, and at June 30, 2004 represented approximately 39.0% of our total enrollment, 38.4% of commercial managed care enrollment, and 42.8% of other insurance product and services enrollment. The migration of insured business to self-funded arrangements as well as new self-funded enrollment resulted in the increase in self-funded enrollment. The migration to self-funded enrollment consisted primarily of approximately 43,000 members from insured large group PPO and 47,000 members from indemnity products. New self-funded national account enrollment accounted for 69,000 members. We expect self-funded enrollment to continue to increase throughout 2004 through the continued migration of insured business to self-funded arrangements and new self-funded accounts. While this trend will reduce our insured premium and claim expense, we do not expect it to have a material impact on net income.

As of June 30, 2004, our New York State account covered approximately 994,000 members, or 20.4% of our total membership and 23.1% of our commercial managed care membership, and our New York City account covered approximately 821,000 members, or 16.8% of our total membership and 19.1% of our commercial managed care membership. We provide hospital-only coverage under both of these accounts. The pricing of our products provided to New York State and New York City has historically been renegotiated annually. With respect to the New York State account, effective January 1, 2003, we agreed to new retention or administrative expense pricing covering a three-year period through December 31, 2005, though both parties retain the right to terminate the contract upon six months’ notice. For over two years, the New York City account has been subject to a competitive bid process in which we have participated, relating to a five-year contract. At this time, there is no official timetable for awarding the five-year contract. In October 2003, we agreed to new rates with the New York City account for the period from July 1, 2003 through June 30, 2004. We are negotiating with the New York City account for renewal rates for the period from July 1, 2004 through June 30, 2005. The loss of one or both of the New York State and New York City accounts would result in reduced membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

The following table sets forth results of operations for each of our segments for the periods set forth below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	($ in millions)
Commercial Managed Care:
Total revenue	$1,281.0	$1,131.0	$2,440.1	$2,173.2
Income from continuing operations before income tax expense	$78.3	$73.4	$165.4	$152.0
Medical loss ratio (1):
Commercial managed care total	87.8%	86.2%	86.7%	85.8%
Commercial managed care, excluding New York City and New York State PPO(2)	84.2%	82.1%	82.9%	82.0%
Administrative expense ratio (3)	12.6%	13.7%	13.3%	13.8%
Other Insurance Products and Services:
Total revenue	$223.1	$243.5	$448.6	$493.4
Income from continuing operations before income tax expense	$15.9	$12.0	$26.0	$16.4
Medical loss ratio (1)	81.6%	83.5%	83.2%	85.2%
Administrative expense ratio (3)	29.3%	27.3%	28.9%	27.2%

(1)	Medical loss ratio represents cost of benefits provided as a percentage of premiums earned.
(2)	We present commercial managed care medical loss ratio, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums relative to claim expense than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total medical loss ratio is presented.
(3)	Administrative expense ratio represents administrative expense as a percentage of premiums earned and administrative service fees. As presented, our administrative expense ratio does not take into account a significant portion of our activity generated by self-funded, or ASO, business, which, at June 30, 2004, represented approximately 38.4% and 42.8% of our managed care and other insurance products and services members, respectively. Therefore, in the following table, we provide the information needed to calculate the administrative expense ratio on a “premium equivalent” basis because that ratio measures administrative expenses relative to the entire volume of insured and self-funded business serviced by us and is commonly used in the health insurance industry to compare operating efficiency among companies. Administrative expense ratio on a premium equivalent basis is calculated by dividing administrative expenses by “premium equivalents” for the relevant periods. Premium equivalents is the sum of premium earned, administrative service fees and the amount of paid claims attributable to our self-funded business pursuant to which we provide a range of customer services, including claims administration, billing and membership services. Claims paid for our self-funded health business is not our revenue. The premium equivalents for the years indicated were as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	($ in millions)
Commercial Managed Care:
Premiums earned	$1,188.6	$1,048.5	$2,254.8	$2,009.8
Administrative service fees	79.4	70.8	157.0	138.1
Claims paid for our self-funded health business	778.3	606.7	1,483.5	1,103.1

Premium equivalents	$2,046.3	$1,726.0	$3,895.3	$3,251.0

Other Insurance Products and Services:
Premiums earned	$175.1	$198.5	$354.4	$403.8
Administrative service fees	44.5	42.8	88.2	84.4
Claims paid for our self-funded health business	110.4	132.2	228.9	274.8

Premium equivalents	$330.0	$373.5	$671.5	$763.0

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total revenue increased 9.4%, or $129.6 million, to $1,504.1 million for the three months ended June 30, 2004, from $1,374.5 million for the three months ended June 30, 2003 primarily due to an increase in premium and administrative service fee revenue.

Premium revenue increased $116.7 million, or 9.4%, to $1,363.7 million for the three months ended June 30, 2004, from $1,247.0 million for the three months ended June 30, 2003. The increase in premium revenue was the result of growth in our commercial managed care segment. Commercial managed care premium revenue was $1,188.6 million for the three months ended June 30, 2004, a 13.4%, or $140.1 million, increase compared to the three months ended June 30, 2003. The net increase in commercial managed care premium revenue was the result of the following:

•	Premium rate increases and membership growth contributed $107.1 million in additional revenue, primarily in our HMO products;

•	An increase of approximately $84.5 million due to the increased cost of benefits provided and premium rate increases in our New York City and New York State PPO accounts; and

•	A decrease in premium resulting from the conversion of large group accounts to minimum premium arrangements and the conversion of insured groups to self-funded arrangements. Although these conversions did not materially impact net income, they resulted in a reduction of premium revenue of approximately $51.5 million.

The premium growth in commercial managed care was partially offset by the anticipated decline in our other insurance products premium. The decrease in other insurance products premium was the result of enrollment losses, and to a lesser extent, the migration of insured indemnity contracts to self-funded contracts and minimum premium arrangements.

Minimum premium arrangements differ from our standard insurance product in that they have significantly lower premiums. The lower premiums associated with these arrangements distort our premium on a PMPM basis. Therefore, we present premium, on a PMPM basis, for the three months ended June 30, 2004, excluding minimum premium arrangements(1):

	Three Months Ended June 30,
	2004	2003	Change
Total	$158.02	$139.60	13.2%
Commercial managed care	$153.80	$135.84	13.2%
Commercial managed care excluding New York City and New York State PPO (2)	$305.38	$274.90	11.1%
Other insurance products and services	$193.86	$163.47	18.6%

(1)	Premium revenue on a PMPM basis, for the three months ended June 30, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO and Other insurance products and services were $155.73, $151.57, $287.37 and $191.39, respectively. We did not have any minimum premium arrangements during the three months ended June 30, 2003.
(2)	We present commercial managed care premium, on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total PMPM premium is presented.

The increase in total and commercial managed care premium, on a PMPM basis, for the three months ended June 30, 2004 is the result of premium rate increases and increased cost of benefits provided on our New York City and New York State PPO accounts. The PMPM premium increase in commercial managed care excluding the New York City and New York State PPO for the three months ended June 30, 2004 is the result of premium rate increases. Other insurance products and services PMPM premium increased for the three months ended June 30, 2004 due primarily to declining membership in lower priced products and rate increases.

Administrative service fee revenue increased 9.1%, or $10.3 million, to $123.9 million for the three months ended June 30, 2004, from $113.6 million for the three months ended June 30, 2003. The increase was primarily due to the following:

•	69,000 new national account customers and the migration of approximately 90,000 insured contracts to self-funded contracts, as well as rate increases, accounted for approximately $7.7 million of the increase;

•	Total BlueCard fees increased 10.4%, or $1.4 million, to $14.9 million for the three months ended June 30, 2004, from $13.5 million for the three months ended June 30, 2003 due to an increase in transaction volume; and

•	Administrative service fees attributable to our CMS contracts for the Medicare Part A and Part B programs increased $1.2 million or 4.0% to $31.1 million for the three months ended June 30, 2004 from $29.9 million for the three months ended June 30, 2003. The increase resulted from reimbursement for additional expenses attributable to administration of the CMS contracts.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income of $13.3 million for the three months ended June 30, 2004 increased 14.7%, or $1.7 million, from the three months ended June 30, 2003. This increase is due to a larger fixed income portfolio and a higher concentration of long-term holdings in 2004. Net realized gains of $3.2 million and $1.2 million for the three months ended June 30, 2004 and 2003, respectively, were primarily the result of net gains on the sale of marketable securities.

Other income, net represents various miscellaneous transactions, none of which were material for the three months ended June 30, 2004 and 2003.

Total cost of benefits provided increased 10.9%, or $116.4 million, to $1,186.2 million for the three months ended June 30, 2004, from $1,069.8 million for the three months ended June 30, 2003. This reflects a 13.1% increase in costs of benefits provided on a PMPM basis, offset by a 2.0% decline in member months due to the migration of membership from fully-insured to self-funded contracts and the conversion to minimum premium arrangements. Cost of benefits provided under minimum premium arrangements only includes claim expense in excess of the pre-established limits covered under the insured contract. Benefit payments made up to a pre-established limit are the responsibility of the group and are covered under the self-funded contract.

The lower claim costs associated with minimum premium arrangements distort our claim expense on a PMPM basis. Therefore, we present cost of benefits provided, on a PMPM basis, for the three months ended June 30, 2004, excluding minimum premium arrangements(1):

	Three Months Ended June 30,
	2004	2003	Change
Total	$137.88	$119.77	15.1%
Commercial managed care	$135.45	$117.15	15.6%
Commercial managed care excluding New York City and New York State PPO (2)	$258.36	$225.62	14.5%
Other insurance products and services	$158.50	$136.42	16.2%

(1)	The cost of benefits provided, on a PMPM basis, for the three months ended June 30, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO, and Other insurance products and services were $135.47, $133.05, $241.86 and $156.16, respectively. We did not have any minimum premium arrangements during the three months ended June 30, 2003.
(2)	We present commercial managed care cost of benefits provided on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower claims than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the cost of benefits provided on a PMPM basis is presented.

The 14.5% change in claim PMPM for the commercial managed care segment, excluding New York City and New York State PPO, includes both our prospectively rated and retrospectively rated business. Shifts in the relative proportion of prospective and retrospective business can significantly impact this rate of change. Adjusting for changes in the rating mix produces a PMPM cost of benefits provided of $253.75 for the three months ended June 30, 2004, and a mix-adjusted increase of 12.5%.

The total medical loss ratio increased to 87.0% for the three months ended June 30, 2004, from 85.8% for the three months ended June 30, 2003. Cost of benefits provided for the three months ended June 30, 2004 and 2003 included ($3.0) million and $12.4 million, respectively, of prior period reserve development on prospectively rated contracts primarily in our HMO products. The increase in total and commercial managed care cost of benefits provided, on a PMPM basis, for the three months ended June 30, 2004 was the result of medical cost increases particularly in physician, outpatient facility and pharmacy costs. The increase in other insurance products and services PMPM cost of benefits provided for the three months ended June 30, 2004 is primarily due to declining membership in lower cost products.

Administrative expenses increased 2.0%, or $4.4 million, to $223.7 million for the three months ended June 30, 2004, from $219.3 million for the three months ended June 30, 2003 due to the following:

•	Broker commissions increased $2.3 million due to premium growth in the small group and middle market customer segment;

•	An increase of $2.8 million in advertising expense primarily to support growth in our small group and middle market customer segment;

•	Professional service fees increased $5.1 million. These services related to our Sarbanes-Oxley Act compliance effort, corporate projects and outsourcing arrangements; and

•	Increased employee salary and benefit expense of $4.2 million;

These increases were offset in part by:

•	A decrease in premium taxes resulting from a retroactive adjustment of $6.7 million during the three months ended June 30, 2003, which related to premium earned during the three months ended March 31, 2003. In May 2003, the New York State Legislature enacted budget legislation that contained a 75% increase in the premium tax rate, retroactive until January 1, 2003; and

•	A $5.1 million decrease in reserves related to litigation and the allowance for doubtful accounts.

Income from continuing operations before income taxes increased 10.3%, or $8.8 million, to $94.2 million for the three months ended June 30, 2004, from $85.4 million for the three months ended June 30, 2003. This improvement was primarily the result of an increase in commercial managed care membership and rate increases. Income tax expense of $28.8 million for the three months ended June 30, 2004 includes a benefit of $5.7 million resulting from a settlement of a prior year IRS audit issue relating to the tax basis used in determining the gain or loss on the sale of our former corporate headquarters. In addition, a larger proportion of our pre-tax income came from our insurance company, which is not subject to New York State income tax, therefore, the effective tax rate, excluding the IRS settlement, for the three months ended June 30, 2004 decreased to 36.6%, from 39.0% reported for the three months ended March 31, 2004. We anticipate the full year 2004 effective tax rate to be approximately 38.0%. Net income for the three months ended June 30, 2004 was $65.4 million. Income tax expense of $36.6 million reduced net income to $48.8 million for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total revenue increased 8.3%, or $222.1 million, to $2,888.7 million for the six months ended June 30, 2004, from $2,666.6 million for the three months ended June 30, 2003 primarily due to an increase in premium and administrative service fee revenue.

Premium revenue increased $195.6 million, or 8.1%, to $2,609.2 million for the six months ended June 30, 2004, from $2,413.6 million for the six months ended June 30, 2003. The increase in premium revenue was the result of growth in our commercial managed care segment. Commercial managed care premium revenue was $2,254.8 million for the six months ended June 30, 2004, a 12.2% increase compared to the six months ended June 30, 2003. The net increase in commercial managed care premium revenue was the result of the following:

•	Premium rate increases and membership growth contributed $193.8 million in additional revenue, primarily in our HMO products;

•	An increase of approximately $148.0 million due to the increased cost of benefits provided and premium rate increases in our New York City and New York State PPO accounts; and

•	A decrease in premium resulting from the conversion of large group accounts to minimum premium arrangements and the conversion of insured groups to self-funded arrangements. Although these conversions did not materially impact net income, they resulted in a reduction of premium revenue of approximately $96.8 million.

The premium growth in commercial managed care was partially offset by the anticipated decline in our other insurance products premium. The decrease in other insurance products premium was the result of enrollment losses, and to a lesser extent, the migration of insured indemnity contracts to self-funded contracts and minimum premium arrangements.

Minimum premium arrangements differ from our standard insurance product in that they have significantly lower premiums. The lower premiums associated with these arrangements distort our premium on a PMPM basis. Therefore, we present premium, on a PMPM basis, for the six months ended June 30, 2004, excluding minimum premium arrangements(1):

	Six Months Ended June 30,
	2004	2003	Change
Total	$151.13	$134.86	12.1%
Commercial managed care	$146.18	$130.12	12.3%
Commercial managed care excluding New York City and New York State PPO (2)	$301.39	$271.47	11.0%
Other insurance products and services	$192.47	$164.69	16.9%

(1)	Premium revenue on a PMPM basis, for the six months ended June 30, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO and Other insurance products and services were $148.93, $143.99, $283.40 and $190.47, respectively. We did not have any minimum premium arrangements during the six months ended June 30, 2003.
(2)	We present commercial managed care premium, on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total PMPM premium is presented.

The increase in total and commercial managed care premium, on a PMPM basis, for the six months ended June 30, 2004 is the result of premium rate increases and increased cost of benefits provided on our New York City and New York State PPO accounts. The PMPM premium increase in commercial managed care excluding the New York City and New York State PPO for the six months ended June 30, 2004 is the result of premium rate increases. Other insurance products and services PMPM premium increased for the six months ended June 30, 2004 due primarily to declining membership in lower priced products and rate increases.

Administrative service fee revenue increased 10.2%, or $22.7 million, to $245.2 million for the six months ended June 30, 2004, from $222.5 million for the six months ended June 30, 2003. The increase was primarily due to the following:

•	69,000 new national account customers and the migration of approximately 90,000 insured contracts to self-funded contracts, as well as rate increases, accounted for approximately $16.3 million of the increase;

•	Total BlueCard fees increased 16.6%, or $4.1 million, to $28.8 million for the six months ended June 30, 2004, from $24.7 million for the six months ended June 30, 2003 due to an increase in transaction volume; and

•	Administrative service fees attributable to our CMS contracts for the Medicare Part A and Part B programs increased $2.3 million or 3.8% to $62.2 million for the six months ended June 30, 2004 from $59.9 million for the six months ended June 30, 2003. The increase resulted from reimbursement for additional expenses attributable to administration of the CMS contracts.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income of $27.4 million for the year six months ended June 30, 2004 increased 10.0%, or $2.5 million, from the six months ended June 30, 2003. This increase is due to a larger fixed income portfolio and a higher concentration of long-term holdings in 2004. Net realized gains of $6.7 million and $4.3 million for the six months ended June 30, 2004 and 2003, respectively, were primarily the result of net gains on the sale of marketable securities.

Other income, net for the six months ended June 30, 2004 was $0.2 million compared to $1.3 million for the six months ended June 30, 2003.

Total cost of benefits provided increased 8.7%, or $180.1 million, to $2,249.1 million for the six months ended June 30, 2004, from $2,069.0 million for the six months ended June 30, 2003. This reflects a 11.0% increase in costs of benefits provided on a PMPM basis, offset by a 2.1% decline in member months due to the migration of membership from fully-insured to self-funded contracts and the conversion to minimum premium arrangements. Cost of benefits provided under minimum premium arrangements only includes claim expense in excess of the pre-established limits covered under the insured contract. Benefit payments made up to a pre-established limit are the responsibility of the group and are covered under the self-funded contract.

The lower claim costs associated with minimum premium arrangements distort our claim expense on a PMPM basis. Therefore, we present cost of benefits provided, on a PMPM basis, for the six months ended June 30, 2004, excluding minimum premium arrangements(1):

	Six Months Ended June 30,
	2004	2003	Change
Total	$130.69	$115.61	13.0%
Commercial managed care	$127.11	$111.69	13.8%
Commercial managed care excluding New York City and New York State PPO (2)	$251.22	$222.70	12.8%
Other insurance products and services	$160.54	$140.30	14.4%

(1)	The cost of benefits provided, on a PMPM basis, for the six months ended June 30, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO, and Other insurance products and services were $128.37, $124.80, $234.98 and $158.46, respectively. We did not have any of these arrangements during the six months ended June 30, 2003.
(2)	We present commercial managed care cost of benefits provided on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the cost of benefits provided on a PMPM basis is presented.

The 12.8% change in claim PMPM for the commercial managed care segment, excluding New York City and New York State PPO, includes both our prospectively rated and retrospectively rated business. Shifts in the relative proportion of prospective and retrospective business can significantly impact this rate of change. Adjusting for changes in the rating mix produces a PMPM cost of benefits provided of $246.30 for the six months ended June 30, 2004, and a mix-adjusted increase of 10.6%.

The total medical loss ratio increased to 86.2% for the six months ended June 30, 2004, from 85.7% for the six months ended June 30, 2003. Cost of benefits provided for the six months ended June 30, 2004 and 2003 included $2.3 million and $1.3 million, respectively, of favorable prior period reserve development on prospectively rated contracts. The increase in total and commercial managed care cost of benefits provided, on a PMPM basis, for the six months ended June 30, 2004 was the result of increases across all medical cost categories. The increase in other insurance products and services PMPM cost of benefits provided for the six months ended June 30, 2004 is primarily due to declining membership in lower cost products.

Administrative expenses increased 4.4%, or $19.0 million, to $448.2 million for the six months ended June 30, 2004, from $429.2 million for the six months ended June 30, 2003 due to the following:

•	Broker commissions increased $4.9 million due to premium growth in the small group and middle market customer segment;

•	Professional service fees increased $5.4 million. These services related to our Sarbanes-Oxley Act compliance effort, corporate projects and outsourcing arrangements; and

•	Increased employee salary and benefit expense benefits of $10.1 million due to an increase in medical benefit expense, higher average salaries and the amortization of restricted stock awards and restricted stock unit awards, offset in part by a decrease in employee restructuring costs.

Income from continuing operations before income taxes increased 13.7%, or $23.0 million, to $191.4 million for the six months ended June 30, 2004, from $168.4 million for the six months ended June 30, 2003. This improvement was primarily driven by commercial managed care membership and rate increases. Income tax expense of $66.7 million for the six months ended June 30, 2004 includes a benefit of $5.7 million resulting from a settlement of a prior year IRS audit issue relating to the tax basis used in determining the gain or loss on the sale of our former corporate headquarters. Net income for the six months ended June 30, 2004 was $124.7 million. Income tax expense of $71.9 million reduced net income to $96.5 million for the six months ended June 30, 2003.

Liquidity and Capital Resources

WellChoice is a holding company and depends on its subsidiaries for cash and working capital to pay expenses. WellChoice receives cash from its subsidiaries from administrative and management service fees, as well as tax sharing payments and dividends. On January 22, 2004, the New York State Superintendent of Insurance, or Superintendent, approved the payment of a dividend to WellChoice from its subsidiary, Empire HealthChoice Assurance, Inc., or Empire, in the amount of $120.0 million, which was paid on February 11, 2004. This dividend has been accounted for as an equity transfer from a subsidiary to the parent of a consolidated group. Since we converted to a for-profit company in 2002, WellChoice received dividends of $485.0 million from its subsidiaries.

At June 30, 2004, the stand alone balance sheet of WellChoice, Inc. was comprised of the following: total investments and cash and cash equivalents of $494.2 million, investment in subsidiaries, receivables and other assets of $1,295.8 million, accounts payable and accrued expenses of $67.7 million, capital lease obligations and other liabilities of $176.5 million and stockholders’ equity of $1,545.8 million.

Our subsidiaries’ primary source of cash is from premiums and fees received and investment income. The primary uses of cash include healthcare benefit expenses, brokers’ and agents’ commissions, premium taxes and administrative expenses. We generally receive premium revenues in advance of anticipated claims for related healthcare services.

Our investment policies are designed to provide liquidity to meet anticipated payment obligations and to preserve principal. We believe the composition of our marketable investment portfolio is conservative, consisting primarily of high-rated, fixed income securities with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. Our fixed income portfolio is comprised of U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. The average credit rating of our fixed income portfolio as of June 30, 2004 was “AA+.” A portion of the fixed income portfolio is designated as short-term and is intended to cover near-term cash flow needs. Our marketable equity portfolio as of June 30, 2004 consisted of an investment in a mutual fund indexed to the S&P 500, our common stock investments in WebMD and Caremark Rx, Inc. and equity investments held in our nonqualified deferred compensation plans. As of June 30, 2004 our marketable equity portfolio was 3.2% of the total marketable investment portfolio.

In October 2003, we renewed our existing credit and guaranty agreement with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which provides us with a credit facility. We are able to borrow under the credit facility, subject to customary conditions, for general working capital purposes. The total outstanding amounts under the credit facility cannot exceed $100.0 million. The facility has a term of 364 days with a current maturity date of October 15, 2004, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at our option, at The Bank of New York’s prime commercial rate (or, if greater, 0.50% plus the federal funds rate) as in effect from time to time plus a margin of between zero and 1.0%, or LIBOR plus a margin of between 1.125% and 2.250%, with the applicable margin to be determined based on our financial strength rating. As of June 30, 2004, there were no funds drawn against this credit facility.

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

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Cash from operating activities of $166.4 million for the six months ended June 30, 2004 increased $62.2 million compared to cash from operating activities for the six months ended June 30, 2003 of $104.2 million.

•	Cash flow from premiums, net of benefits payments, increased $5.4 million for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. The increase is attributable to membership and premium rate increases offset in part by increased cost of benefits provided;

•	Net cash flows from administrative fees increased $27.7 million for the six months ended June 30, 2004 when compared to the six months ended June 30, 2004. The increase is due to an increase in self-funded membership and an increase in BlueCard transaction fees;

•	Income tax payments for the six months ended June 30, 2004 were $38.5 million compared to $27.8 million for the six months ended June 30, 2003. The increase is attributable to higher federal income tax payments in 2004 due to higher estimated taxable income offset by 2003 state and local tax overpayments applied to 2004.

•	Advanced premium received relating to our New York State account increased $66.1 million for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003. The increase is due to return of advance premium payments of $36.3 in 2003 and current year contract receipts. There were no advance premium payment returns requested for the six months ended June 30, 2004.

•	Payments for administrative expenses increased $19.4 million for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003 due to timing of payments and higher administrative expenses.

•	Advances to hospitals decreased $9.6 million for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003 due to a decrease in hospital advances issued during the six months ended June 30, 2004 and receipts collected in 2004 related to 2003 advances.

•	Managed cash overdrafts, which approximates our outstanding check liability, decreased $14.2 million for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003.

Cash used in investing activities increased $352.5 million to $109.9 million for the six months ended June 30, 2004, from cash provided by investing activities of $242.6 million for the six months ended June 30, 2004. During the second quarter of 2004, we reinvested maturing securities in longer term investments, as appropriate; by contrast for the six months ended June 30, 2003 maturing investments where reinvested in short term securities or cash equivalents due to the interest rate environment.

Net cash used in financing activities of $2.1 million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively, reflects payments for capital lease obligations.

Market Stabilization Pools

The New York State Community Rating Law requires insurers and HMOs writing small employer (groups with fewer than 50 eligible employees) and individual (non-group) business to participate in certain market stabilization pools established primarily for the purpose of spreading claim risk among carriers. Under the Community Rating Law there are two major Pools: a pool for direct pay and small group contracts excluding Medicare Supplemental contracts (“non-Med Supp Pool”) and a pool for Medicare Supplemental contracts (“Med Supp Pool”). Both Pools operate on a calendar year basis.

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

Contributions and recoveries under the Pools are estimated based on interpretations of applicable regulations and are recorded as an addition or a reduction to cost of benefits provided. These estimates are adjusted as new information becomes known and such adjustments are included in current period operations. As of June 30, 2004, the NYSID had not provided the non-Med Supp Pool information necessary to determine if we would receive or owe money to the Pools for the periods for which distributions have not been made. Consequently, we did not establish a receivable or payable for non-Med Supp Pool years 1999 through 2003 and through the six months ended June 30, 2004. For Med Supp Pool years 1998 through 1999, we did not establish a receivable due to the general uncertainty surrounding the source of funds to make payments from the Pools. Our ultimate payment to or receipts from these Pools may have a material impact to our financial statements.

Regulatory and Other Developments

Empire is subject to capital and surplus requirements under the New York insurance laws and the capital and surplus licensure requirements established by the Blue Cross Blue Shield Association. Each of these standards is based on the NAIC’s RBC Model Act, which provides for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital. The capital and surplus level required to meet the minimum requirements under the New York insurance laws and Blue Cross Blue Shield Association licensure requirements applicable to Empire is 200% of Risk-Based Capital Authorized Control Level. As of June 30, 2004, Empire exceeded the New York minimum capital and surplus requirements and the Blue Cross Blue Shield Association capital and surplus licensure requirements.

Capital and surplus requirements for Empire HealthChoice HMO, Inc., our HMO subsidiary which is directly owned by Empire, are regulated under a different method set forth in the New York Department of Health’s HMO regulations. The regulations require that Empire HealthChoice HMO currently maintain reserves of five percent of its annual premium income. As of June 30, 2004, Empire HealthChoice HMO, with respect to its operations in New York, meets the financial reserve standards of the New York Department of Health. The Department of Health has proposed revised regulations that would increase the required reserves gradually over the next six years to twelve and one half percent of annual premium income. The regulations, as proposed, will affect all HMOs and we expect we will meet the revised standards. Empire HealthChoice HMO is also subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement which is applicable to Empire and as of June 30, 2004, Empire HealthChoice HMO, satisfies that requirement.

Our New Jersey operations are not subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement. At June 30, 2004, WellChoice Insurance of New Jersey met the minimum capital and surplus requirements of the New Jersey Department of Banking and Insurance.

Regulation of financial reserves for insurers and HMOs is a frequent topic of legislative and regulatory scrutiny and proposals for change. It is possible that the method of measuring the adequacy of our financial reserves could change and that could affect our financial condition. However, any such change is likely to affect all insurers and HMOs in the state where the change occurs.

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

The Blue Cross and Blue Shield license agreements also contain other requirements and restrictions regarding our operations and our use of the Blue Cross and Blue Shield names and marks and these requirements and restrictions could limit our ability to grow our business through acquisitions. The requirements and restrictions contained in the license agreements are subject to change from time to time. New requirements or restrictions could have a material adverse effect on our business, results of operations and financial condition. Upon the occurrence of any event causing termination of the license agreements, we would cease to have the right to use the Blue Cross and Blue Shield names and marks in our Blue Cross Blue Shield licensed territory, which would have a material adverse effect on our business. Events which could result in termination of our license agreements include failure to meet the minimum surplus and liquidity levels set forth above as well as a change of control not otherwise approved by the Blue Cross Blue Shield Association or a violation of the Blue Cross Blue Shield Association ownership limitations on our capital stock.

Investments

We classify all of our fixed maturity and marketable equity investments as available for sale and, accordingly, they are carried at fair value. The fair value of investments in fixed maturities and marketable equity securities are based on quoted market prices. Unrealized gains and losses on available for sale securities are reported as a separate component of other comprehensive income, net of deferred income taxes. The amortized cost of fixed maturities, including certain trust preferred securities, is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in investment income. Amortization of premiums and discounts related to our collateralized mortgage obligations portfolio, which consists of high credit quality securities, are adjusted for prepayment patterns using the retrospective method. Investment income is shown net of investment expenses. The cost of securities sold is based on the specific identification method. When the fair value of any investment is lower than its cost and such a decline is determined to be other than temporary, the cost of the investment is written down to fair value and the amount of the write down is charged to net income as a realized loss.

Short-term investments consist principally of U.S. treasury bills, commercial paper and money market investments. We consider securities with maturities greater than three months and less than one year at the date of purchase as short-term investments. The fair value of short-term investments is based on quoted market prices.

Other long-term equity investments include joint ventures, which are accounted for under the equity method, and derivative instruments, which are accounted for at fair value.

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

The Unpaid Claims and Claims Adjustment Expense shown in our balance sheet as of June 30, 2004 consisted of the following components ($ in millions):

Pending and incurred but not yet reported, or IBNR, claims	$648.8
Claim adjustment expense reserve	19.8
Other claim related reserves	17.3

Total	$685.9

As reflected in this table, approximately 94.6% of the liability for Unpaid Claims and Claims Adjustment Expense is for pending and IBNR claims. Of the estimate for pending and IBNR claims, approximately 74.5% is for claims incurred in the most recent three months. Estimates of these three months’ claims are based on projected per member per month, or PMPM, costs and the actual member counts during this period. The following table presents the impact on Unpaid Claims and Claims Adjustment Expense of changes in the annualized cost trend underlying the projected PMPM costs for the most recent three months.

Increase/(Decrease) in Claim Cost Trend	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(3.0)%	$(29.8)
(2.0)%	(19.9)
(1.0)%	(9.9)
1.0%	9.9
2.0%	19.9
3.0%	29.8

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

Increase/(Decrease) in Completion Factor	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(0.3)%	$42.7
(0.2)%	28.4
(0.1)%	14.2
0.1%	(8.8)
0.2%	(15.7)
0.3%	(21.5)

It should be noted that the dollar amounts shown in the tables above would not necessarily impact income before income taxes. In prospectively rated business, we are at risk for adverse experience where actual claim costs and other expenses are greater than those expected and benefit from positive experience where claim costs and other expenses are less than those expected. By contrast, in retrospectively rated business, the customer is generally at risk. At June 30, 2004, approximately 45% of the $648.8 million of the reserve for Pending and IBNR claims was held for prospectively rated business.

We believe that the recorded unpaid claim liability is adequate to cover our ultimate liability for unpaid claims as of June 30, 2004. Actual claim payments and other items may differ from our estimates. Assuming a hypothetical 1% difference between our June 30, 2004 estimates of unpaid claims and actual claims payable for our prospectively rated business, net income from continuing operations for the six months ended June 30, 2004, would increase or decrease by approximately $1.9 million and earnings per share would increase or decrease by approximately $0.02 per share.

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

Interest Rate Risk

Interest rate risk is defined as the potential for economic losses on fixed-rate securities due to an adverse change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and policyholders’ surplus. Further, we do not engage in the use of derivatives to manage interest rate risk. A hypothetical increase in interest rates of 100 basis points would result in an estimated decrease in the fair value of the fixed income portfolio at June 30, 2004 of approximately $67.6 million.

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

Equity Price Risk

Equity price risk for stocks is defined as the potential for economic losses due to an adverse change in equity prices. Equity risk exposure is managed through our investment in an indexed mutual fund. Specifically, we are invested in the ML S&P 500 Index LLC, which is an S&P 500 index mutual fund, resulting in a well-diversified and liquid portfolio that replicates the risk and performance of the broad U.S. stock market. We also hold direct common stock investments in WebMD and Caremark Rx, Inc. We estimate our equity price risk from a hypothetical 10% decline in the S&P 500 and the relative effect of that decline in the value of our marketable equity portfolio at June 30, 2004 to be a decrease in fair value of $4.5 million.

Fixed Income Securities

Our fixed income strategy is to construct and manage a high quality, diversified portfolio of securities. Additionally, our investment policy establishes minimum quality and diversification requirements resulting in an average credit rating of approximately “AA+.” The average duration of our portfolio as of June 30, 2004 was 3.0 years.

Item 4. Controls and Procedures.

(a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

(d) There have not been any changes in our internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Consumers Union of U.S., Inc. et. al. On August 20, 2002, Consumers Union of U.S., Inc., the New York Statewide Senior Action Council and several other groups and individuals filed a lawsuit in New York Supreme Court challenging Chapter One of the New York Laws of 2002, which we refer to as the Conversion Legislation, on several constitutional grounds, including that it impairs the plaintiffs’ contractual rights, impairs the plaintiffs’ property rights without due process of law, and constitutes an unreasonable taking of property. In addition, the lawsuit alleges that Empire HealthChoice, Inc, or HealthChoice, has violated Section 510 of the New York Not-For-Profit Corporation Law and that the directors of HealthChoice breached their fiduciary duties, among other things, in approving the plan of conversion. On September 20, 2002, we responded to this complaint by moving to dismiss the plaintiffs’ complaint in its entirety on several grounds. On November 6, 2002, pursuant to a motion filed by plaintiffs, the New York Supreme Court issued a temporary restraining order temporarily enjoining and restraining the transfer of the proceeds of the sale of common stock issued in the name of, or on behalf of, The New York State Public Asset Fund (which we refer to as the Fund) or The New York Charitable Asset Foundation (which we refer to as the Foundation) to the State or any of its agencies or instrumentalities. The court also ordered that such proceeds be deposited in escrow with The Comptroller of the State of New York pending the hearing of the application for a preliminary injunction. The court did not enjoin WellChoice, HealthChoice or the other defendants from completing the conversion or our initial public offering. A court conference was held on November 26, 2002, at which time the motion to dismiss and the motion to convert the temporary restraining order into a preliminary injunction were deemed submitted. On March 6, 2003, the court delivered its decision dated February 28, 2003, in which it dismissed all of the plaintiffs’ claims in the complaint.

However, the February 28, 2003 decision granted two of the plaintiffs, Consumers Union and one other group, leave to replead the complaint to allege that the Conversion Legislation violates the State Constitution on the ground that it is a local law granting an exclusive privilege, immunity and/or franchise to HealthChoice. On April 1, 2003, the remaining plaintiffs filed an amended complaint, asserting the State constitutional claim as suggested in the court’s decision. The amended complaint seeks to invalidate the Conversion Legislation and, for the first time, to rescind our initial public offering. On May 28, 2003, the defendants filed motions to dismiss the amended complaint in its entirety, for failure to state a claim. On October 1, 2003, the court dismissed all claims against the individual members of the board of directors of HealthChoice, but denied defendants’ motions to dismiss the amended complaint. In its decision, the court stated that the plaintiffs’ decision to limit their request for preliminary relief in their original complaint to restraining the disposition of the selling stockholders’ proceeds of the initial public offering, but not to block the offering, may affect such ultimate relief as may be granted in the action, but was not a reason to dismiss the amended complaint.

The parties appealed the February 28, 2003 and the October 1, 2003 decisions and on May 20, 2004, the New York State Appellate Division, First Department, unanimously upheld the lower court’s decision on (a) February 28, 2003 to dismiss all of the plaintiffs’ claims in the initial complaint and (b) October 1, 2003 to deny defendants’ motion to dismiss the amended complaint. In addressing the plaintiffs’ allegation that the Conversion Legislation is prohibited by the State Constitution and therefore invalid, the court rejected the defendants’ position that the

Conversion Legislation does not fall within the constitutional prohibition. The court stated that the language of the constitutional prohibition, at least facially, provides no support for an exception for the Conversion Legislation. On June 24, 2004, all parties filed motions before the Appellate Division requesting that the cases be certified for immediate review by the New York State Court of Appeals.

The parties have agreed to stay the lower court proceedings, pending resolution of all appeals of both motions. Pursuant to a stipulation, pending the final disposition of the appeals, the proceeds of any sale of any of our stock issued in the name of, or on behalf of, the Fund or the Foundation, shall be transferred to The Comptroller of the State of New York, to be held in escrow in a separate interest bearing account.

If the plaintiffs are successful in this litigation (or in any new litigation challenging the Conversion Legislation), there could be substantial uncertainty as to the terms and effectiveness of the plan of conversion, including the conversion of HealthChoice into a for-profit corporation, the issuance of the shares of our common stock in the conversion, or the sale of our common stock in our initial public offering, our June 2004 secondary public offering or in any other public offering. Any such development could have an adverse impact on our ability to conduct our business and would likely have an adverse impact on the trading or the prevailing market prices of our common stock.

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

On June 14, 2004, the court ordered the commencement of discovery. On June 22, 2004, plaintiffs served their Second Amended Complaint, in which several new parties were added, including defendants WellChoice, Inc. and two of our subsidiaries: WellChoice Insurance of New Jersey, Inc. and Empire HealthChoice HMO, Inc. The defendants anticipate filing a motion to dismiss the Second Amended Complaint in the near future.

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

On June 14, 2004, the court ordered the commencement of discovery. On June 29, 2004, as in Thomas, plaintiffs served their First Amended Complaint, in which several new parties were added, including defendants WellChoice, Inc. and two of our subsidiaries: WellChoice Insurance of New Jersey, Inc. and Empire HealthChoice HMO, Inc. The defendants anticipate filing a motion to dismiss the First Amended Complaint in the near future.

Other. We are also party to additional litigation and are, from time to time, named as co-defendants in legal actions brought against governmental healthcare bodies. At present, we are not party to any additional litigation that, if concluded in a manner adverse to us, would have a material adverse impact on us or our business.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its annual meeting of stockholders on May 19, 2004 and solicited votes by proxy in connection with such meeting.

(c) The following matters were approved by the stockholders:

(i) The approval of management’s nominees as Class II Directors to the Board of Directors with the nominees receiving the following votes:

	FOR	AGAINST
Faye Wattleton	76,799,564	2,385,057
Stephen S. Scheidt, MD	79,799,564	2,385,057
Edward J. Malloy	79,799,564	2,385,057

(ii) The ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2004. The proposal received 74,103,188 votes in favor and 889,277 against. There were also 4,192,156 abstentions.

Item 5. Other Information.

Effective June 1, 2004, the Company established two “rabbi trusts” to hold assets to satisfy the obligations of the Company with respect to its Executive Savings Plan and Supplemental Cash Balance Pension Plan. Until the Plan benefits are paid to the beneficiaries of the trusts, creditors may make claims against the assets of the trusts if the Company becomes insolvent. The WellChoice Supplemental Plans Trust Agreement dated as of June 1, 2004, between WellChoice, Inc. and The Bank of New York, as trustee, under which the rabbi trusts have been established, is filed as Exhibit 10.35 hereto and incorporated herein by reference. The Executive Savings Plan and Supplemental Cash Balance Pension Plan are discussed more fully under the caption “Executive Compensation” in the Company’s Definitive Proxy Statement filed with the Commission on April 6, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits to this report are being filed with this report (other than Exhibit 32.1 and 32.2, which are being furnished with this report):

Exhibit No.	Description
10.25	WellChoice, Inc. 2003 Employee Stock Purchase Plan, as amended on July 21, 2004

10.33	Form of Notice of Restricted Stock Unit Award relating to May 2004 Restricted Stock Unit Awards issued to Non-Management Directors

10.34	Form of Stock Option Agreement and Notice of Stock Option Award relating to Non-Qualified Stock Options issued to Non-Management Directors

10.35	WellChoice Supplemental Plans Trust Agreement

15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Current Reports on Form 8-K.

On April 22, 2004, we filed with the Commission a Current Report on Form 8-K dated April 22, 2004, disclosing under Item 9 and 12 our earnings for the 2004 first quarter.

On May 28, 2004, we filed with the Commission a Current Report on Form 8-K dated May 28, 2004, to update under Item 5 our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2003 and for the three months ended March 31, 2004 relating to the action captioned Consumers Union of U.S., Inc. et. al. to give effect to the May 20, 2004 decision rendered by the New York State Appellate Division, First Department.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 23, 2004	WELLCHOICE, INC.
(Registrant)

	By:	/s/ John W. Remshard
John W. Remshard
Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

10.25	WellChoice, Inc. 2003 Employee Stock Purchase Plan, as amended on July 21, 2004

10.33	Form of Notice of Restricted Stock Unit Award relating to May 2004 Restricted Stock Unit Awards issued to Non-Management Directors

10.34	Form of Stock Option Agreement and Notice of Stock Option Award relating to Non-Qualified Stock Options issued to Non-Management Directors

10.35	WellChoice Supplemental Plans Trust Agreement

15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002