Form 10-Q
period 2004-09-30
WELLCHOICE INC
filed 2004-10-27
CIK 1184702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 84,005,079 shares of common stock, $0.01 par value, and one share of Class B common stock, $0.01 par value per share, as of October 25, 2004.

WellChoice, Inc and Subsidiaries

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
	(In thousands)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: $1,289,232 and $1,036,747)	$1,287,092	$1,037,255
Marketable equity securities, at fair value (cost: $46,971 and $52,890)	48,538	60,414
Short-term investments	177,968	232,474
Other long-term equity investments	32,903	31,686

Total investments	1,546,501	1,361,829
Cash and cash equivalents	696,936	697,518

Total investments and cash and cash equivalents	2,243,437	2,059,347

Receivables:
Billed premiums, net	106,459	92,399
Accrued premiums	315,501	285,773
Other amounts due from customers, net	104,520	107,062
Notes receivable, net	12,160	12,410
Advances to hospitals, net	4,455	10,788
Accrued investment income	11,273	9,613
Miscellaneous, net	65,464	51,333

Total receivables	619,832	569,378

Property, equipment and information systems, net of accumulated depreciation	106,577	113,526
Prepaid pension expense	63,945	53,515
Deferred taxes, net	170,402	216,534
Other	34,496	30,693

Total assets	$3,238,689	$3,042,993

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
	(In thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Unpaid claims and claims adjustment expense	$681,603	$609,491
Unearned premium income	98,344	134,174
Managed cash overdrafts	174,214	197,995
Accounts payable and accrued expenses	73,726	104,526
Advance deposits	157,038	113,843
Group and other contract liabilities	101,756	112,204
Postretirement benefits other than pensions	146,027	142,743
Obligations under capital lease	45,144	48,345
Other	140,978	147,315

Total liabilities	1,618,830	1,610,636

Stockholders’ equity:
Common stock, $0.01 par value, 225,000,000 shares authorized; shares issued and outstanding 2004—84,005,079; 2003—83,676,446	840	837
Class B common stock, $0.01 per share value, one share authorized; one share issued and outstanding	—	—
Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	1,273,553	1,262,222
Retained earnings	349,096	162,584
Unearned restricted stock compensation	(12,565)	(6,027)
Accumulated other comprehensive income	8,935	12,741

Total stockholders’ equity	1,619,859	1,432,357

Total liabilities and stockholders’ equity	$3,238,689	$3,042,993

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(In thousands, except share and per share data)
Revenue:
Premiums earned	$1,305,897	$1,209,296	$3,915,074	$3,622,884
Administrative service fees	128,339	113,825	373,505	336,312
Investment income, net	15,859	14,067	43,264	38,984
Net realized investment gains	861	2,650	7,550	6,956
Other income (expense), net	43	(499)	219	792

Total revenue	1,450,999	1,339,339	4,339,612	4,005,928

Expenses:
Cost of benefits provided	1,122,593	1,020,356	3,371,702	3,089,381
Administrative expenses	228,590	231,522	676,740	660,667

Total expenses	1,351,183	1,251,878	4,048,442	3,750,048

Income from continuing operations before income taxes	99,816	87,461	291,170	255,880
Income tax expense	37,921	35,403	104,658	107,306

Net income	$61,895	$52,058	$186,512	$148,574

Basic earnings per common share	$0.74	$0.62	$2.23	$1.78
Diluted earnings per common share	0.74	0.62	2.23	1.78
Shares used to compute basic earnings per common share based on weighted average shares outstanding	83,559,141	83,490,478	83,514,673	83,490,478
Shares used to compute diluted earnings per common share based on weighted average shares outstanding	83,908,346	83,490,478	83,832,419	83,490,478

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$186,512	$148,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,138	28,238
Net realized (gain) on sales of investments	(7,550)	(6,956)
(Credit) provision for doubtful accounts	(3,923)	361
Accretion of discount, net	1,596	4,418
Equity in earnings of other long-term equity investments	(2,369)	(2,247)
Deferred income tax expense	47,816	41,169
Other	(10,429)	(4,383)
Changes in assets and liabilities:
Billed and accrued premiums receivables	(42,561)	(11,689)
Other customer receivable	2,006	297
Long-term notes receivable	250	(214)
Advances to hospitals	6,866	(10,777)
Accrued investment income	(1,661)	836
Miscellaneous receivables	(11,201)	(18,537)
Other assets	(3,802)	(4,883)
Unpaid claims and claims adjustment expenses	72,112	46,517
Unearned premium income	(35,830)	(28,917)
Managed cash overdrafts	(23,782)	(12,029)
Accounts payable and accrued expenses	(23,057)	(5,927)
Advance deposits	43,195	(15,304)
Group and other contract liabilities	(10,448)	45,063
Postretirement benefits other than pensions	3,285	905
Other liabilities	(2,139)	33,478

Net cash provided by operating activities	214,024	227,993

Cash flows from investment activities
Purchases of property, equipment and information systems	(25,152)	(42,394)
Proceeds from sale of property, equity and information systems	16	1,096
Purchases of available for sale investments	(1,086,744)	(1,062,021)
Proceeds from sales and maturities of available for sale investments	900,475	1,179,418

Net cash (used in) provided by investing activities	(211,405)	76,099

Cash flows from financing activities
(Decrease) increase in capital lease obligations	(3,201)	1,588

Net cash (used in) provided by financing activities	(3,201)	1,588

Net change in cash and cash equivalents	(582)	305,680
Cash and cash equivalents at beginning of period	697,518	487,431

Cash and cash equivalents at end of period	$696,936	$793,111

Supplemental disclosure
Income taxes paid	$60,850	$60,152

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2004

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

On June 21, 2004, the Fund sold 9,075,000 shares of common stock in a secondary public offering. The Company did not receive any proceeds from the offering. As of September 30, 2004, additional paid in capital was reduced by $748 to record expenses incurred as a result of this offering. At September 30, 2004, the Fund owned 52,001,903, or 61.9%, of the shares of common stock issued and outstanding.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

2. Basis of Presentation (continued)

For further information, refer to the consolidated financial statements and footnotes thereto included in the WellChoice’s Annual Report on Form 10-K (File No. 001-31513), filed with the SEC for the fiscal year ended December 31, 2003, as amended.

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Total comprehensive income for the three and nine months ended September 30, 2004 is $72,926 and $182,706, respectively. Total comprehensive income for the three and nine months ended September 30, 2003 is $44,311 and $147,260, respectively.

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

During the three and nine months ended September 30, 2004, the Company granted 264,718 and 269,897 shares of the Company’s stock as restricted stock awards to certain eligible executives valued at the fair value of the stock on the grant date with no cost to the employee. These restricted stock awards vest over a three-year period. The fair value of these awards is being amortized to compensation expense over the vesting period. During the three and nine months ended September 30, 2004, 834 and 9,927, respectively, of previously awarded shares of restricted stock were forfeited by employees who left the Company. Administrative expense for the three and nine months ended

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

3. Capital Stock (continued)

September 30, 2004 included $971 and $2,872, respectively, of compensation expense related to all outstanding awards. Unearned restricted stock compensation as of September 30, 2004 included $12,047 related to the restricted stock awards.

During the nine months ended September 30, 2004, the Company granted 11,557 shares of common stock as restricted stock unit awards to non-employee members of the Board of Directors. These restricted stock unit awards will vest over one year subject to the Director’s continued service other than termination due to retirement, death or disability prior to the vesting date. The actual shares underlying these restricted stock unit awards are issuable upon the Director’s termination of service from the Board. Stock units are settled in shares of WellChoice common stock. The fair value of restricted stock unit awards is being amortized to compensation expense over the vesting period. Administrative expense for the three and nine months ended September 30, 2004 included $275 and $690, respectively, of compensation expense related to restricted stock unit awards. Unearned restricted stock compensation as of September 30, 2004 included $518 related to restricted stock units.

A summary of the stock option activity for the nine months ended September 30, 2004 is as follows:

	Number of Options	Weighted Average Exercise price per share
Balance at January 1, 2003	790,981	$31.05
Granted	2,125,847	36.96
Forfeited	(57,594)	31.03

Balance at September 30, 2004	2,859,234	$35.45

There were no options exercised or expired for the nine months ended September 30, 2004.

Employee Stock Purchase Plan

The Company has authorized 3,000,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“Stock Purchase Plan”), which is intended to provide employees of the Company and certain related companies or corporations with an opportunity to share in the ownership of WellChoice and to provide a stronger incentive to work for the continued success of the Company. Any employee that meets the eligibility requirements defined in the Stock Purchase Plan

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

3. Capital Stock (continued)

may participate. No employee will be permitted to purchase more than $25 worth of stock in any calendar year, based on the fair market value of the stock at the beginning of each offering period. The purchase price per share is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. Employees become participants by electing payroll deductions from 1% to 10% of their base compensation and all or part of any incentive compensation, after-tax. The Company has two offering periods beginning on January 1 and July 1 of each calendar year. The first offering period of the Stock Purchase Plan commenced on January 1, 2004. Payroll deductions of $1,998 had been accumulated and applied towards the purchase of 66,729 shares of common stock on June 30, 2004, the last day of the offering period. Payroll deductions of $736 have been accumulated as of September 30, 2004 and will be applied towards the purchase of stock on December 31, 2004 (or the first business day thereafter). Once purchased, the stock is accumulated in the employee’s investment account.

Earnings Per Share

For the three months and nine months ended September 30, 2004 and 2003, earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the year.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share included the dilutive effect of all stock options, restricted stock awards and restricted stock unit awards using the treasury stock method. Under the treasury stock method, the exercise of stock options, excluding those that are antidilutive, is assumed, with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

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

(Unaudited)

(Dollars in Thousands)

3. Capital Stock (continued)

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended. For purposes of pro forma disclosures, compensation expense is increased for the estimated fair value of the options amortized over the options’ vesting periods. The Company’s pro forma information is as follows:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Reported net income	$61,895	$52,058	$186,512	$148,574
Add: Stock-based compensation cost, net of tax, included in reported net income	772	—	2,212	—
Less: Total stock-based compensation determined under the fair value based method for all awards, net of tax	1,529	—	5,704	—

Pro forma net income	$61,138	$52,058	$183,020	$148,574

	Three months ended September 30, 2004		Nine months ended September 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Earnings per share:
Basic net income per common share	$0.74	$0.73	$2.23	$2.19
Diluted net income per common share	0.74	0.73	2.23	2.19

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

3. Capital Stock (continued)

The denominator for basic and diluted earnings per share for the three and nine months ended September 30, 2004 is as follows:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Denominator for basic earnings per share – weighted average shares	83,559,141	83,490,478	83,514,673	83,490,478
Options and non vested restricted stock awards and stock unit awards	349,205	—	317,746	—

Denominator for diluted earnings per share	83,908,346	83,490,478	83,832,419	83,490,478

4. Accounting for Costs Associated with Exit or Disposal Activities

During the third quarter of 2003, management determined that based on current and projected occupancy requirements, the Company would not receive economic benefit from certain unoccupied leased office space. Management intends to market this space for sublease. In accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recognized an administrative expense of $13,367 for the three and nine months ended September 30, 2003, representing the net present value difference between the fair value of estimated sublease rentals and the remaining lease obligation for this space. These costs were included in other liabilities at September 30, 2003. Based on additional information obtained during the first quarter of 2004, the Company further reduced the fair market value of estimated sublease rentals and recognized an additional administrative expense of $1,110 for the nine months ended September 30, 2004.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

5. Market Stabilization Pools

The Company is required to participate in Market Stabilization and Stop Loss Pools (“Pools”) as established by the State of New York. Contributions and recoveries under the Pools are estimated based upon information received by the administrator of the Pools and are adjusted as new information becomes known. In August 2003, the New York Insurance Department clarified the manner and extent to which the policyholders are to receive the benefit of the funds in the second quarter of 2003 received relating to Medicare Supplemental Pool years 2000 through 2002. As a result, the Company recorded a premium refund liability of $19,659 and recognized $15,223 as income in the three months ended September 30, 2003. Pool recoverables included in miscellaneous receivables were $33,861 and $21,753 at September 30, 2004 and 2003, respectively.

6. Income Taxes

WellChoice and its subsidiaries file a consolidated federal income tax return. WellChoice currently has a tax sharing agreement in place with all of its subsidiaries. In accordance with the Company’s tax sharing agreement, the Company’s subsidiaries pay federal income taxes to WellChoice based on a separate company calculation.

The significant components of the provision for income tax expense are as follows:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Current tax expense	$20,108	$24,235	$56,842	$66,137
Deferred tax expense	17,813	11,168	47,816	41,169

Income tax expense	$37,921	$35,403	$104,658	$107,306

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

6. Income Taxes (continued)

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax is as follows:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Income tax at prevailing corporate tax rate applied to pre-tax income	$34,935	$30,611	$101,909	$89,558
(Increase) decrease:
State and local income taxes, net of federal income tax benefit	2,986	455	8,296	8,512
Additional tax expense due to New York State tax legislation				5,374
Other	—	4,337	(5,547)	3,862

Income tax expense	$37,921	$35,403	$104,658	$107,306

As a result of the conversion to a for-profit accident and health insurance company in 2002, EHC adjusted its deferred tax assets for temporary differences related to its liability for state and local taxes which resulted in the recognition of a $5,374 deferred tax asset. In May 2003, the New York State Legislature enacted legislation that eliminated the net income portion of the New York State franchise tax applicable to every insurance company other than life insurance companies, effective January 1, 2003. As a result, the Company’s tax provision for the nine months ended September 30, 2003 was increased $653, reflecting the reversal of the $5,374 deferred tax asset and $4,721 of franchise taxes incurred attributed to the three month period ended March 31, 2003.

During the second quarter of 2004, the Company reached a settlement with the Internal Revenue Service (“IRS”) related to the valuation of the Company’s former headquarters sold in 1997. The Company had obtained an independent appraisal of the property as of January 1, 1987 (the date the Company became subject to federal income taxes) to support its value for the property. The Company recorded a contingent tax expense of approximately $9,200 to reflect its best estimate of the ultimate settlement with the IRS. The final settlement amount was $3,500 and as a result, the Company’s tax provision for the nine months ended September 30, 2004 was decreased by $5,687.

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

The Company has no regular tax loss carryforwards. The Company’s alternative minimum tax credit carryforward for income tax purposes of $232,000 has no expiration date.

7. Investments

The Company participates in a securities lending program, whereby certain securities from its portfolio are loaned to qualified brokers in exchange for cash collateral, at least equal to the 102% of the market value of the securities loaned. The securities lending agent indemnifies the Company against loss in the event of default by the borrower. Income generated by the securities lending program is reported as a component of net investment income. As of September 30, 2004, $239,077 of fixed maturity securities were loaned under the program.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

8. Pension Benefits and Other Postretirement Employee Benefits

Net pension income for the Company’s defined benefit plans included the following components:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Service cost	$4,001	$4,076	$12,001	$12,230
Interest cost on projected benefit obligation	5,438	5,940	16,916	17,820
Expected return on plan assets	(8,054)	(8,648)	(24,574)	(25,943)
Amortization of transition obligations	(47)	(48)	(142)	(143)
Amortization of prior service cost	(3,172)	(3,172)	(9,517)	(9,516)
Amortization of actuarial loss	40	652	338	1,952

Net pension income	$(1,794)	$(1,200)	$(4,978)	$(3,600)

Other postretirement employee benefits expense included the following components:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Service cost	$404	$399	$1,213	$1,198
Interest cost on projected benefit obligation	1,720	1,743	5,162	5,231
Amortization of transition obligations	1,076	1,076	3,226	3,227
Amortization of actuarial gain	(1,008)	(656)	(3,060)	(1,970)

Net periodic postretirement benefit cost	$2,192	$2,562	$6,541	$7,686

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Modernization Act”) was signed into law. The Modernization Act introduced a voluntary Medicare Part D prescription drug benefit and created a new 28% federal subsidy for the sponsors of the postretirement prescription drug benefits that are at least actuarially equivalent to the new Medicare Part D benefit. The current measurements of accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the subsidy as

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

8. Pension Benefits and Other Postretirement Employee Benefits (continued)

WellChoice is unable, at this time, to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Modernization Act.

9. Restructuring

During the second quarter of 2002, in connection with the Company’s information technology outsourcing agreement with IBM, the Company began the implementation of a restructuring plan relating to its information technology personnel. Certain employees were involuntarily terminated in accordance with a plan of termination, certain employees were retained by the Company and certain employees were transitioned to IBM. Severance and other costs accrued at June 30, 2002 relating to the plan of termination were $5,351. During the nine months ended September 30, 2004, the Company expensed an additional $209 related to an adjustment to the estimated severance and other compensation costs previously accrued. Payments related to these costs of approximately $5,533 were made through September 30, 2004. To help retain its employees and to help IBM retain its newly transitioned employees, the Company offered stay bonuses for these individuals. The Company recognizes the costs of these stay bonuses as these employees provide service. Administrative expense for the nine months ended September 30, 2004 and 2003, included $604 and $3,780, respectively, related to these bonuses.

In November 2002, as part of the Company’s continuing focus on increasing overall productivity, and in part as a result of the implementation of the technology outsourcing strategy, the Company continued streamlining certain operations and adopted a plan to terminate approximately 500 employees across all segments of its business. Severance and other costs of $13,472 were accrued relating to the plan. In March 2004, the Company expensed an additional $649 related to an adjustment to the estimated severance and other compensation costs previously accrued. Through September 30, 2004, payments related to these costs of $14,106 were made. In the effort to facilitate the restructuring plan certain employees were offered stay bonuses. The Company recognizes the costs of these stay bonuses as these employees provide service. Administrative expense for the nine months ended September 30, 2004 and 2003, included $225 and $635, respectively, related to these bonuses.

10. Contingencies

Consumers Union of U.S., Inc. et. al. On August 20, 2002, Consumers Union of U.S., Inc., the New York Statewide Senior Action Council and several other groups and individuals filed a lawsuit in New York Supreme Court challenging Chapter One of the New York Laws of 2002, which the Company refers to as the Conversion Legislation, on several constitutional

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

10. Contingencies (continued)

grounds, including that it impairs the plaintiffs’ contractual rights, impairs the plaintiffs’ property rights without due process of law, and constitutes an unreasonable taking of property. In addition, the lawsuit alleges that Empire HealthChoice, Inc., or HealthChoice, has violated Section 510 of the New York Not-For-Profit Corporation Law and that the directors of HealthChoice breached their fiduciary duties, among other things, in approving the plan of conversion. On September 20, 2002, the Company responded to this complaint by moving to dismiss the plaintiffs’ complaint in its entirety on several grounds. On November 6, 2002, pursuant to a motion filed by plaintiffs, the New York Supreme Court issued a temporary restraining order temporarily enjoining and restraining the transfer of the proceeds of the sale of common stock issued in the name of, or on behalf of, the Fund or the Foundation to the State or any of its agencies or instrumentalities. The court also ordered that such proceeds be deposited in escrow with The Comptroller of the State of New York pending the hearing of the application for a preliminary injunction. The court did not enjoin WellChoice, HealthChoice or the other defendants from completing the conversion or our initial public offering. On March 6, 2003, the court delivered its decision dated February 28, 2003, in which it dismissed all of the plaintiffs’ claims in the complaint.

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

The parties appealed the February 28, 2003 and the October 1, 2003 decisions and on May 20, 2004, the New York State Appellate Division, First Department, unanimously upheld the lower court’s decisions on (a) February 28, 2003 to dismiss all of the plaintiffs’ claims in the initial complaint and (b) October 1, 2003 to deny defendants’ motion to dismiss the amended complaint. In addressing the plaintiffs’ allegation that the Conversion Legislation is prohibited by the State Constitution and therefore invalid, the court rejected the defendants’ position that the Conversion Legislation does not fall within the constitutional prohibition. The court stated that the language of the constitutional

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

10. Contingencies (continued)

prohibition, at least facially, provides no support for an exception for the Conversion Legislation. On June 24, 2004, all parties filed motions before the Appellate Division requesting that the cases be certified for immediate review by the New York State Court of Appeals to determine whether the Appellate Division’s May 20, 2004 decision was proper. On October 12, 2004, the Appellate Division granted these motions and the Company expects the Court of Appeals to hear the appeal.

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

Thomas, et al. v. Empire, et al. In May 2003, this putative class action was commenced in the United States District Court for the Southern District of Florida, Miami Division against the Blue Cross Blue Shield Association, Empire and substantially all of the other Blue plans in the country. The named plaintiffs have brought this case on their own behalf and also purport to bring it on behalf of similarly situated physicians and seek damages and injunctive relief to redress their claim of economic losses which they allege is the result of defendants, on their own and as part of a common scheme, systemically denying, delaying and diminishing claim payments. More specifically, plaintiffs allege that the defendants deny payment based upon cost or actuarial criteria rather than medical necessity or coverage, improperly downcode and bundle claims, refuse to recognize modifiers, intentionally delay payment by pending otherwise payable claims and through calculated understaffing, use explanation of benefits, or EOBs, that fraudulently conceal the true nature of what was processed and paid and, finally, by use of capitation agreements which they allege are structured to frustrate a provider’s ability to maximize reimbursement under the capitated agreement. The plaintiffs allege that the co-conspirators include not only the named defendants but also other insurance companies, trade associations and related entities such as Milliman and Robertson (actuarial firm), McKesson (claims processing software company), National Committee for Quality Assurance, Health Insurance Association of America, the American Association of Health Plans and the Coalition for Quality Healthcare. In addition to asserting a claim for declaratory and injunctive relief to prevent future damages, plaintiffs assert several causes of action based upon civil RICO and mail fraud.

The plaintiffs have subsequently amended their complaint, adding several medical societies as additional plaintiffs a cause of action based upon an assignment of benefits, adding several additional defendants including WellChoice, Inc. and two of its other subsidiaries,

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

10. Contingencies (continued)

WellChoice Insurance of New Jersey, Inc. and Empire HealthChoice HMO, Inc. and dropping their direct RICO claim, but instead base their RICO claim solely on a conspiracy theory.

In October 2003, the action was transferred to District Court Judge Federico Moreno, who also presides over Shane v. Humana, et al., a class-action lawsuit brought against other insurers and HMOs on behalf of health care providers nationwide. The Thomas case involves allegations similar to those made in the Shane action. In the Shane case, the 11th Circuit Court of Appeals, on September 1, 2004, upheld class certification as to RICO related claims but decertified a class as to state law claims. On October 15, 2004, the Shane defendants filed a petition for a writ of certiorari, seeking U.S. Supreme Court review of the 11th Circuit decision.

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on October 4, 2004, which are pending before the court. Meanwhile, class certification discovery is to be concluded by December 31, 2004, by which date plaintiffs are to file their motion for class certification.

Solomon, et al. v. Empire, et al. In November 2003, this putative class action was commenced in the United States District Court for the Southern District of Florida, Miami Division against the Blue Cross Blue Shield Association, Empire and substantially all other Blue plans in the country. This case is similar to Thomas, et al. v. Empire, et al, except that this case is brought on behalf of certain ancillary providers, such as podiatrists, psychologists, chiropractors and physical therapists. Like the Thomas plaintiffs, the Solomon plaintiffs allege that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish payments to these providers. The plaintiffs’ allegations are similar to those set forth in Thomas but also include an allegation that defendants have subjected plaintiffs claims for reimbursement to stricter scrutiny than claims submitted by medical doctors and doctors of osteopathy. Plaintiffs are seeking compensatory and monetary damages and injunctive relief. The complaint was subsequently amended to add several new parties, including WellChoice, Inc. and two of its other subsidiaries, WellChoice Insurance of New Jersey, Inc. and Empire HealthChoice HMO, Inc.

By an Order dated January 7, 2004, the case was transferred to Judge Moreno, but not consolidated with the other pending actions. The Court, on its own initiative, deemed this action a “tag along” action to the Shane litigation, and ordered the case closed for statistical purposes and placed the matter in a civil suspense file.

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on August 27, 2004 which are pending before the court. Meanwhile, class

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

10. Contingencies (continued)

certification discovery is to be concluded by December 31, 2004, by which date plaintiffs are to file their motion for class certification.

The Company intends to vigorously defend all these proceedings; however, their ultimate outcomes cannot presently be determined.

Other. The Company is also involved in and is subject to numerous claims, contractual disputes and uncertainties in the ordinary course of business. The Company believes that it has meritorious defenses in all of these matters and intends to vigorously defend its respective positions. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial condition.

11. Segment Information

WellChoice has two reportable segments: commercial managed care and other insurance products and services. The commercial managed care segment includes group preferred provider organization, or PPO, health maintenance organization, or HMO (including Medicare+Choice), exclusive provider organization, or EPO, and other products (point of service products and dental only coverage). The Company’s New York City and New York State PPO business accounted for approximately 34.2% of the Company’s earned premium for the nine months ended September 30, 2004.

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

Income from continuing operations before income tax expense for the nine months ended September 30, 2004 included administrative expenses of $883 and $227, for the commercial managed care and other insurance products and services segments, respectively, related to unoccupied leased office. Income from continuing operations before income tax expense for the nine months ended September 30, 2003 included administrative expenses of $10,717 and $2,650, for the commercial managed care and other insurance products and services segments, respectively, related to unoccupied leased office space, see footnote 4.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

11. Segment Information (continued)

The reportable segments follow the Company’s method of internal reporting by products and services. Administrative expenses, investment income and other income, but not assets, are allocated to the segments. There are no intersegment sales or expenses.

	Commercial Managed Care	Other Insurance Products and Services	Total
Three months ended September 30, 2004
Revenues from external customers	$1,212,215	$222,021	$1,434,236
Investment income and net realized gains	13,901	2,819	16,720
Other revenue	38	5	43
Income from continuing operations before income tax expense	87,753	12,063	99,816
Three months ended September 30, 2003
Revenues from external customers	1,097,775	225,346	1,323,121
Investment income and net realized gains	14,242	2,475	16,717
Other revenue	(419)	(80)	(499)
Income from continuing operations before income tax expense	56,432	31,029	87,461
Nine months ended September 30, 2004
Revenues from external customers	3,623,918	664,661	4,288,579
Investment income and net realized gains	41,971	8,843	50,814
Other revenue	188	31	219
Income from continuing operations before income tax expense	252,982	38,188	291,170
Nine months ended September 30, 2003
Revenues from external customers	3,245,701	713,495	3,959,196
Investment income and net realized gains	38,425	7,515	45,940
Other revenue	664	128	792
Income from continuing operations before income tax expense	208,435	47,445	255,880

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

11. Segment Information (continued)

The following table presents our revenue from external customers by products and services:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Revenues from external customers:
Commercial managed care
Premiums earned:
PPO	$660,093	$646,363	$2,031,318	$1,903,095
HMO	382,669	310,453	1,095,545	907,407
EPO	73,095	69,735	224,994	223,735
Other	13,158	2,289	31,911	4,412
Administrative service fees	83,200	68,935	240,150	207,052

Total commercial managed care	1,212,215	$1,097,775	3,623,918	3,245,701

Other insurance products and services:
Premiums earned:
Indemnity	55,216	79,477	168,660	242,549
Individual	121,666	100,979	362,646	341,686
Administrative service fees	45,139	44,890	133,355	129,260

Total other insurance products and services	222,021	225,346	664,661	713,495

Total revenues from external customers	$1,434,236	$1,323,121	$4,288,579	$3,959,196

12. Subsequent Events

In June 2002, the Company entered into a ten-year outsourcing agreement with IBM. In September 2003, the section of the agreement that provides for IBM to assist the Company in developing new information technology systems was amended. The original agreement required the Company to purchase $65,000 of modernization services and equipment from IBM over a five-year term. Effective September 2003, the Company’s purchase requirement was reduced to $55,000 and the term extended to seven years. On October 27, 2004, the agreement was amended and the remainder of the Company’s purchase requirement was eliminated. In addition, IBM and the Company have terminated the agreement related to the development of a new claims payment system.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

WellChoice, Inc.

We have reviewed the consolidated balance sheet of WellChoice, Inc. and subsidiaries (the “Company”) as of September 30, 2004, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the consolidated cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

New York, New York
October 14, 2004 Except for Note 12, as to which the date is October 27, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of WellChoice, Inc. and its subsidiaries (collectively, the “Company”) for the three months and nine months ended September 30, 2004 and 2003. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended, on file with the Securities and Exchange Commission.

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

We offer our products and services to a broad range of customers, including large groups of more than 500 employees; middle market groups, ranging from 51 to 500 employees; small groups, ranging from two to 50 employees; and individuals. Over one million of our members are covered through our national accounts, generally large, multi-state companies, including many Fortune 500 companies. Our principal health products are offered both on an insured and, except with respect to HMO products, self-funded, or ASO basis and, in some instances, a combination of insured and self-funded, which includes minimum premium arrangements. Minimum premium arrangements provide coverage under separate self-funded and insured group contracts. Benefit payments made under the self-funded contract, up to a pre-established limit, are the responsibility of the group.

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

Our cost of benefits provided expense consists primarily of claims paid and claims in process and pending to physicians, hospitals and other healthcare providers and includes an estimate of amounts incurred but not yet reported. Administrative expenses consist primarily of compensation expenses, premium taxes, commission payments to brokers and other overhead business expenses.

We report our operating results as two business segments: commercial managed care and other insurance products and services. Our commercial managed care segment accounted for 88.3% of our membership as of September 30, 2004. Our commercial managed care segment includes group PPO, HMO (including Medicare+Choice), EPO, and other products (point of service, or POS, and dental-only coverage) as well as our PPO business under our accounts with New York City and New York State. Our other insurance products and services segment consists of our indemnity and individual products. Our indemnity products include traditional indemnity products and government contracts with CMS to act as a fiscal intermediary and carrier. Our individual products include Medicare supplemental, state sponsored plans, government mandated individual plans and individual hospital-only and hospital and medical products. We allocate administrative expenses, investment income and other income, but not assets, to our segments. Except when otherwise specifically stated or where the context requires, all references in this document to our membership include both our insured and ASO membership. Our New York City and New York State PPO account members are covered under insured plans. Groups enrolled under minimum premium arrangements are reported as insured members.

Our future results of operations will depend in part on our ability to predict and control health care costs through underwriting criteria, utilization management, product design and negotiation of favorable provider and hospital contracts. Our ability to contain such costs may be adversely affected by changes in utilization rates, demographic characteristics, the regulatory environment, health care practices, inflation, new technologies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups, acts of terrorism including bio-terrorism or other catastrophes, including war, and numerous other factors. Our inability to mitigate any or all of the above-listed or other factors may adversely affect our future profitability.

Our business operates in a highly competitive environment, both in New York and New Jersey as well as nationally. Our largest competitors in the New York metropolitan area include national and regional health insurers, including UnitedHealth Group and its subsidiaries, including Oxford Health Plans, Inc., Aetna Inc., Health Insurance Plan of New York and Group Health Incorporated, and our competition for national accounts includes UnitedHealth Group, Cigna Corporation and Aetna as well as other “Blue” plans.

Recent Developments

In September 2004, we submitted a filing to CMS to continue to provide our Medicare+Choice product in the nine downstate New York counties in which we are currently approved to market this program. Our filing included benefit and premium changes to our existing plans. These changes will become effective January 1, 2005, subject to approval by CMS. At September 30, 2004, we had 56,000 members enrolled in Medicare+Choice, or 1.3% of our commercial managed care membership. Medicare+Choice accounted for 10.3% of our commercial managed care revenue for the nine months ended September 30, 2004.

We expect to offer a new consumer directed health care product to self-insured groups and large insured groups, commencing January 1, 2005, subject to the receipt of all necessary regulatory approvals. The new product is a high-deductible managed care health plan that is designed to lower premiums for employers and to involve consumers more directly in their health care spending. Consumer directed health plans enable an employer and/or employee to contribute to each participating employee’s health account to pay for certain medical and pharmaceutical expenses. Some or all of the dollars remaining at the end of the year can be rolled over for future health care needs.

See also “Liquidity and Capital Resources—IBM Agreement” for a discussion of recent developments concerning our relationship with IBM.

Selected Membership Data and Results of Operations

The following table sets forth selected membership data as of the dates set forth below:

	September 30,
(members in thousands)	2004	2003
Products and services:

Commercial managed care:
Group PPO, HMO, EPO and other(1)(2)	2,539	2,278
New York City and New York State PPO	1,816	1,802

Total commercial managed care	4,355	4,080

Other insurance products and services:
Indemnity	365	498
Individual	211	222

Total other insurance products and services	576	720

Overall total	4,931	4,800

Customers:
Large group	2,975	2,927
Small group and middle market	463	433
Individuals	266	273
National accounts	1,227	1,167

Overall total	4,931	4,800

Funding type:

Commercial managed care:
Insured	2,659	2,595
Self-funded	1,696	1,485

Total commercial managed care	4,355	4,080

Other insurance products and services:
Insured	330	420
Self-funded	246	300

Total other insurance products and services	576	720

Overall total	4,931	4,800

(1)	Our HMO product includes Medicare+Choice. As of September 30, 2004 and 2003 we had approximately 56,000 and 51,000 members, respectively, enrolled in Medicare+Choice.
(2)	“Other” consists of POS and our members enrolled in dental only coverage.

As of September 30, 2004, total enrollment was 4.9 million members, a 2.7% increase from September 30, 2003. The increase in overall enrollment was driven by a 6.7% increase in commercial managed care enrollment, offset by a 20.0% decrease in other insurance products and services enrollment. The net increase in overall enrollment was the result of:

•	Growth of 11.5%, or 261,000 members, in group PPO, EPO and other due primarily to a combination of net membership increases in our existing accounts, new national account customers in our PPO and EPO products, the migration of members enrolled in our indemnity products to our commercial managed care products and the introduction of the POS product to employer groups during 2003;

•	Growth of 16.4%, or 46,000 members, in our group HMO products; and

•	A decrease in other insurance product and services enrollment of approximately 144,000 members, due to cancelled business, including the loss of a large self-funded national account in the fourth quarter of 2003, and, to a lesser extent, the continued migration of members to commercial managed care products.

Our self-funded enrollment increased 8.8%, or approximately 157,000 members, and at September 30, 2004 represented approximately 39.4% of our total enrollment, 38.9% of commercial managed care enrollment, and 42.7% of other insurance product and services enrollment. The migration of insured business to self-funded arrangements, new self-funded enrollment and growth within existing self-funded accounts resulted in the increase in self-funded enrollment. The migration to self-funded enrollment consisted primarily of approximately 27,000 members from insured large group PPO and 41,000 members from insured indemnity products. New self-funded accounts resulted in 111,000 new members (predominantly national accounts), offset in part by a 66,000 decline in enrollment from group cancellations. We expect self-funded enrollment to continue to increase through the continued migration of insured business to self-funded arrangements and new self-funded accounts. While this trend will reduce our insured premium and claim expense, we do not expect it to have a material impact on net income.

As of September 30, 2004, our New York State account covered approximately 997,000 members, or 20.2% of our total membership and 22.9% of our commercial managed care membership, and our New York City account covered approximately 819,000 members, or 16.6% of our total membership and 18.8% of our commercial managed care membership. We provide hospital-only coverage under both of these accounts. The pricing of our products provided to New York State and New York City has historically been renegotiated annually. With respect to the New York State account, effective January 1, 2003, we agreed to new retention or administrative expense pricing covering a three-year period through December 31, 2005, though both parties retain the right to terminate the contract upon six months’ notice. For over two years, the New York City account has been subject to a competitive bid process in which we have participated, relating to a five-year contract. At this time, there is no official timetable for awarding the five-year contract. In October 2003, we agreed to new rates with the New York City account for the period from July 1, 2003 through June 30, 2004. We are negotiating with the New York City account for renewal rates for the period from July 1, 2004 through June 30, 2005. The loss of one or both of the New York State and New York City accounts would result in reduced membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

The following table sets forth results of operations for each of our segments for the periods set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	($ in millions)
Commercial Managed Care:
Total revenue	$1,226.1	$1,111.6	$3,666.2	$3,284.8
Income from continuing operations before income tax expense	$87.7	$56.5	$253.1	$208.4
Medical loss ratio (1):
Commercial managed care total	86.1%	86.6%	86.5%	86.1%
Commercial managed care, excluding New York City and New York State PPO(2)	82.3%	83.0%	82.7%	82.4%
Administrative expense ratio (3)	13.7%	15.0%	13.4%	14.2%
Other Insurance Products and Services:
Total revenue	$224.9	$227.7	$673.4	$721.1
Income from continuing operations before income tax expense	$12.1	$31.0	$38.1	$47.5
Medical loss ratio (1)	84.9%	71.9%	83.7%	81.1%
Administrative expense ratio (3)	28.2%	29.7%	28.6%	28.0%

(1)	Medical loss ratio represents cost of benefits provided as a percentage of premiums earned.
(2)	We present commercial managed care medical loss ratio, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums relative to claim expense than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total medical loss ratio is presented.
(3)	Administrative expense ratio represents administrative expense as a percentage of premiums earned and administrative service fees. As presented, our administrative expense ratio does not take into account a significant portion of our activity generated by self-funded, or ASO, business, which, at September 30, 2004, represented approximately 38.9% and 42.7% of our managed care and other insurance products and services members, respectively. Therefore, in the following table, we provide the information needed to calculate the administrative expense ratio on a “premium equivalent” basis because that ratio measures administrative expenses relative to the entire volume of insured and self-funded business serviced by us and is commonly used in the health insurance industry to compare operating efficiency among companies. Administrative expense ratio on a premium equivalent basis is calculated by dividing administrative expenses by premium equivalents for the relevant periods. Premium equivalents is the sum of premium earned, administrative service fees and the amount of paid claims attributable to our self-funded business pursuant to which we provide a range of customer services, including claims administration, billing and membership services. Claims paid for our self-funded health business is not our revenue. The premium equivalents for the years indicated were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	($ in millions)
Commercial Managed Care:
Premiums earned	$1,129.0	$1,028.8	$3,383.8	$3,038.6
Administrative service fees	83.2	68.9	240.2	207.1
Claims paid for our self-funded health business	855.9	638.9	2,339.4	1,742.0

Premium equivalents	$2,068.1	$1,736.6	$5,963.4	$4,987.7

Other Insurance Products and Services:
Premiums earned	$176.9	$180.5	$531.3	$584.3
Administrative service fees	45.2	44.9	133.3	129.2
Claims paid for our self-funded health business	115.2	137.0	344.2	411.8

Premium equivalents	$337.3	$362.4	$1,008.8	$1,125.3

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total revenue increased 8.3%, or $111.7 million, to $1,451.0 million for the three months ended September 30, 2004, from $1,339.3 million for the three months ended September 30, 2003 primarily due to an increase in premium and administrative service fee revenue.

Premium revenue increased $96.6 million, or 8.0%, to $1,305.9 million for the three months ended September 30, 2004, from $1,209.3 million for the three months ended September 30, 2003. The increase in premium revenue was the result of growth in our commercial managed care segment. Commercial managed care premium revenue was $1,129.0 million for the three months ended September 30, 2004, a 9.7%, or $100.2 million, increase compared to the three months ended September 30, 2003. The net increase in commercial managed care premium revenue was the result of the following:

•	Premium rate increases and membership growth contributed $93.0 million in additional revenue, primarily in our HMO products;

•	An increase of approximately $45.4 million due to the increased cost of benefits provided in our New York City and New York State PPO accounts; and

•	A decrease in premium resulting from the conversion of large group accounts to minimum premium arrangements and the conversion of insured groups to self-funded arrangements. Although these conversions did not materially impact net income, they resulted in a reduction of premium revenue of approximately $38.2 million.

The premium growth in commercial managed care was partially offset by the anticipated decline in our other insurance products premium. The decrease in other insurance products premium was the result of enrollment losses, and to a lesser extent, the migration of insured indemnity contracts to self-funded contracts and minimum premium arrangements. In addition, premium revenue for the three months ended September 30, 2003, was reduced by $19.6 million of premium refunds related to our Medicare Supplemental product.

Minimum premium arrangements differ from our standard insurance product in that they have significantly lower premiums. The lower premiums associated with these arrangements distort our premium on a PMPM basis when compared to the prior year since we did not have these arrangements in place. Therefore, we present premium, on a PMPM basis, for the three months ended September 30, 2004, excluding minimum premium arrangements (1):

	Three Months Ended September 30,
	2004	2003	Change
Total	$148.80	$134.36	10.7%
Commercial managed care	$144.83	$133.17	8.8%
Commercial managed care excluding New York City and New York State PPO (2)	$295.20	$274.20	7.7%
Other insurance products and services	$180.23	$141.51	27.4%

(1)	Premium revenue on a PMPM basis, for the three months ended September 30, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care, excluding New York City and New York State PPO, and Other insurance products and services were $145.91, $141.89, $275.17 and $178.15, respectively. We did not have any minimum premium arrangements during the three months ended September 30, 2003.
(2)	We present commercial managed care premium, on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total PMPM premium is presented.

The increase in total and commercial managed care premium, on a PMPM basis, for the three months ended September 30, 2004 was the result of premium rate increases and increased cost of benefits provided on our New York City and New York State PPO accounts. The PMPM premium increase in commercial managed care excluding the New York City and New York State PPO for the three months ended September 30, 2004 was the result of premium rate increases. Other insurance products and services PMPM premium increased for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003, due primarily to declining membership in lower priced products, rate increases and the establishment of a premium refund liability of $19.74 on a PMPM basis, related to our Medicare Supplemental product in 2003.

Administrative service fee revenue increased 12.8%, or $14.6 million, to $128.4 million for the three months ended September 30, 2004, from $113.8 million for the three months ended September 30, 2003. The increase was primarily due to the following:

•	45,000 new self-funded customers, net of cancellations, the migration of approximately 68,000 insured contracts to self-funded contracts, as well as growth within existing accounts and rate increases, accounted for approximately $11.0 million of the increase;

•	Total BlueCard fees increased 19.5%, or $2.6 million, to $15.9 million for the three months ended September 30, 2004, from $13.3 million for the three months ended September 30, 2003 due to an increase in transaction volume; and

•	Administrative service fees attributable to our CMS contracts for the Medicare Part A and Part B programs increased $1.1 million or 3.6% to $31.8 million for the three months ended September 30, 2004 from $30.7 million for the three months ended September 30, 2003. The increase resulted from reimbursement for additional expenses attributable to administration of the CMS contracts.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income of $15.8 million for the three months ended September 30, 2004 increased 12.1%, or $1.7 million, from the three months ended September 30, 2003. This increase was due to a larger fixed income portfolio and a higher concentration of long-term holdings in 2004. Net realized gains of $0.9 million and $2.6 million for the three months ended September 30, 2004 and 2003, respectively, were primarily the result of net gains on the sale of marketable securities.

Other income, net represents various miscellaneous transactions, none of which were material for the three months ended September 30, 2004 and 2003.

Total cost of benefits provided increased 10.0%, or $102.3 million, to $1,122.6 million for the three months ended September 30, 2004, from $1,020.3 million for the three months ended September 30, 2003. This reflects a 10.7% increase in costs of benefits provided on a PMPM basis, offset by a 0.6% decline in member months due to the migration of membership from fully-insured to self-funded contracts and the conversion to minimum premium arrangements.

The lower claim costs associated with minimum premium arrangements distort our claim expense on a PMPM basis when compared to the prior year since we did not have these arrangements in place. Therefore, we present cost of benefits provided, on a PMPM basis, for the three months ended September 30, 2004, excluding minimum premium arrangements (1):

	Three Months Ended September 30,
	2004	2003	Change
Total	$128.44	$113.36	13.3%
Commercial managed care	$125.30	$115.28	8.7%
Commercial managed care excluding New York City and New York State PPO (2)	$244.71	$227.48	7.6%
Other insurance products and services	$153.28	$101.73	50.7%

(1)	The cost of benefits provided, on a PMPM basis, for the three months ended September 30, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO, and Other insurance products and services were $125.43, $122.22, $226.46 and $151.16, respectively. We did not have any minimum premium arrangements during the three months ended September 30, 2003.
(2)	We present commercial managed care cost of benefits provided on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower claims than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the cost of benefits provided on a PMPM basis is presented.

The total medical loss ratio increased to 86.0% for the three months ended September 30, 2004, from 84.4% for the three months ended September 30, 2003. Cost of benefits provided for the three months ended September 30, 2004 and 2003 included $1.2 million and $0.6 million, respectively, of positive prior period reserve development on prospectively rated contracts across all products. The increase in total and commercial managed care cost of benefits provided, on a PMPM basis, for the three months ended September 30, 2004 was the result of medical cost increases particularly in inpatient and outpatient facility. The increase in other insurance products and services PMPM cost of benefits provided for the three months ended September 30, 2004 was primarily due to a decrease in membership in lower cost products, such as Medicare Supplemental, as well as Medicare Supplemental demographic pool claim credits of $33.0 million, or $33.23 on a PMPM basis, received in the prior year.

Administrative expenses decreased 1.3%, or $2.9 million, to $228.6 million for the three months ended September 30, 2004, from $231.5 million for the three months ended September 30, 2003 due to the following:

•	During the third quarter of 2003, we concluded that certain unoccupied leased office space would not be utilized in the future and recognized an expense of $13.4 million, representing the net present value difference between the fair value of estimated sublease rentals and the remaining lease obligation for this space; and

•	A decrease in depreciation expense related to capitalized software of $2.5 million. The majority of the capitalized costs related to the development of Internet web portals that were fully depreciated at the end of the 2003.

These decreases were offset in part by:

•	Increased professional service fees of $5.4 million. These services related to corporate projects and outsourcing arrangements;

•	Broker commissions increased $2.7 million due to premium growth in the small group and middle market customer segment; and

•	Increased employee salary and benefit expense of $3.4 million.

Income from continuing operations before income taxes increased 14.1%, or $12.3 million, to $99.8 million for the three months ended September 30, 2004, from $87.5 million for the three months ended September 30, 2003. This improvement was primarily the result of an increase in commercial managed care membership and rate increases. Income tax expense of $37.9 million reduced net income to $61.9 million for the three months ended September 30, 2004. Income tax expense of $35.4 million reduced net income to $52.1 million for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total revenue increased 8.3%, or $333.7 million, to $4,339.6 million for the nine months ended September 30, 2004, from $4,005.9 million for the nine months ended September 30, 2003 primarily due to an increase in premium and administrative service fee revenue.

Premium revenue increased $292.2 million, or 8.1%, to $3,915.1 million for the nine months ended September 30, 2004, from $3,622.9 million for the nine months ended September 30, 2003. The increase in premium revenue was the result of growth in our commercial managed care segment. Commercial managed care premium revenue was $3,383.8 million for the nine months ended September 30, 2004, a 11.4%, or $345.2 million, increase compared to the nine months ended September 30, 2003. The net increase in commercial managed care premium revenue was the result of the following:

•	Premium rate increases and membership growth contributed $286.7 million in additional revenue, primarily in our HMO products;

•	An increase of approximately $193.5 million due to the increased cost of benefits provided and premium rate increases in our New York City and New York State PPO accounts; and

•	A decrease in premium resulting from the conversion of large group accounts to minimum premium arrangements and the conversion of insured groups to self-funded arrangements. Although these conversions did not materially impact net income, they resulted in a reduction of premium revenue of approximately $135.0 million.

The premium growth in commercial managed care was partially offset by the anticipated decline in our other insurance products premium. The decrease in other insurance products premium was the result of enrollment losses, and to a lesser extent, the migration of insured indemnity contracts to self-funded contracts and minimum premium arrangements offset in part by the establishment of a premium refund liability of $19.6 million related to our Medicare Supplemental product in 2003.

Minimum premium arrangements differ from our standard insurance product in that they have significantly lower premiums. The lower premiums associated with these arrangements distort our premium on a PMPM basis when compared to the prior year since we did not have these arrangements in place. Therefore, we present premium, on a PMPM basis, for the nine months ended September 30, 2004, excluding minimum premium arrangements (1):

	Nine Months Ended September 30,
	2004	2003	Change
Total	$148.50	$132.96	11.7%
Commercial managed care	$144.93	$130.40	11.1%
Commercial managed care excluding New York City and New York State PPO (2)	$293.78	$267.37	9.9%
Other insurance products and services	$175.93	$148.02	18.9%

(1)	Premium revenue on a PMPM basis, for the nine months ended September 30, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care, excluding New York City and New York State PPO, and Other insurance products and services were $146.12, $142.49, $275.62 and $174.35, respectively. We did not have any minimum premium arrangements during the nine months ended September 30, 2003.
(2)	We present commercial managed care premium, on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total PMPM premium is presented.

The increase in total and commercial managed care premium, on a PMPM basis, for the nine months ended September 30, 2004 was the result of premium rate increases and increased cost of benefits provided on our New York City and New York State PPO accounts. The PMPM premium increase in commercial managed care excluding the New York City and New York State PPO for the nine months ended September 30, 2004 was the result of premium rate increases. Other insurance products and services PMPM premium increased for the nine months ended September 30, 2004 due primarily to declining membership in lower priced products, rate increases and the establishment of a premium refund liability of $6.43 on a PMPM basis, related to our Medicare Supplemental product in 2003.

Administrative service fee revenue increased 11.1%, or $37.2 million, to $373.5 million for the nine months ended September 30, 2004, from $336.3 million for the nine months ended September 30, 2003. The increase was primarily due to the following:

•	45,000 new self-funded customers, net of cancellations, the migration of approximately 68,000 insured contracts to self-funded contracts, as well as growth within existing accounts and rate increases, accounted for approximately $27.0 million of the increase;

•	Total BlueCard fees increased 17.6%, or $6.7 million, to $44.7 million for the nine months ended September 30, 2004, from $38.0 million for the nine months ended September 30, 2003 due to an increase in transaction volume; and

•	Administrative service fees attributable to our CMS contracts for the Medicare Part A and Part B programs increased $3.5 million or 3.9% to $94.1 million for the nine months ended September 30, 2004 from $90.6 million for the nine months ended September 30, 2003. The increase resulted from reimbursement for additional expenses attributable to administration of the CMS contracts.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income of $43.3 million for the nine months ended September 30, 2004 increased 11.1%, or $4.3 million, from the nine months ended September 30, 2003. This increase was due to a larger fixed income portfolio and a higher concentration of long-term holdings in 2004. Net realized gains of $7.5 million and $6.9 million for the nine months ended September 30, 2004 and 2003, respectively, were primarily the result of net gains on the sale of marketable securities.

Other income, net for the nine months ended September 30, 2004 was $0.2 million compared to $0.8 million for the nine months ended September 30, 2003.

Total cost of benefits provided increased 9.1%, or $282.3 million, to $3,371.7 million for the nine months ended September 30, 2004, from $3,089.4 million for the nine months ended September 30, 2003. This reflects a 10.9% increase in costs of benefits provided on a PMPM basis, offset by a 1.6% decline in member months due to the migration of membership from fully-insured to self-funded contracts and the conversion to minimum premium arrangements.

The lower claim costs associated with minimum premium arrangements distort our claim expense on a PMPM basis when compared to the prior year since we did not have these arrangements in place. Therefore, we present cost of benefits provided, on a PMPM basis, for the nine months ended September 30, 2004, excluding minimum premium arrangements (1):

	Nine Months Ended September 30,
	2004	2003	Change
Total	$128.33	$113.38	13.2%
Commercial managed care	$125.82	$112.25	12.1%
Commercial managed care excluding New York City and New York State PPO (2)	$244.43	$220.17	11.0%
Other insurance products and services	$147.67	$120.02	23.0%

(1)	The cost of benefits provided, on a PMPM basis, for the nine months ended September 30, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO, and Other insurance products and services were $125.84, $123.25, $227.96 and $145.99, respectively. We did not have any of these arrangements during the nine months ended September 30, 2003.
(2)	We present commercial managed care cost of benefits provided on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the cost of benefits provided on a PMPM basis is presented.

The total medical loss ratio increased to 86.1% for the nine months ended September 30, 2004, from 85.3% for the nine months ended September 30, 2003. Cost of benefits provided for the nine months ended September 30, 2004 and 2003 included $7.5 million and $30.2 million, respectively, of favorable prior period reserve development on prospectively rated contracts. The increase in total and commercial managed care cost of benefits provided, on a PMPM basis, for the nine months ended September 30, 2004 was the result of medical cost increases particularly in inpatient and outpatient facility and pharmacy costs. The increase in other insurance products and services PMPM cost of benefits provided for the nine months ended September 30, 2004 was primarily due to a decrease in membership in lower cost products, such as Medicare Supplemental, as well as Medicare Supplemental demographic pool claim credits of $33.0 million, or $10.83 on a PMPM basis, received in the prior year.

Administrative expenses increased 2.4%, or $16.1 million, to $676.7 million for the nine months ended September 30, 2004, from $660.6 million for the nine months ended September 30, 2003, due to the following:

•	Increased employee salary and benefit expense of $13.9 million due to an increase in medical benefit expense, higher average salaries and the amortization of restricted stock awards and restricted stock unit awards, offset in part by a decrease in employee restructuring costs;

•	Professional service fees increased $10.3 million. These services related to our Sarbanes-Oxley Act compliance effort, corporate projects and outsourcing arrangements;

•	Broker commissions increased $7.6 million due to premium growth in the small group and middle market customer segment; and

These increases were offset by:

•	A $6.3 million decrease in reserves related to litigation and the allowance for doubtful accounts;

•	During the third quarter of 2003, we concluded that certain unoccupied leased office space would not be utilized in the future and recognized an expense of $13.4 million, representing the net present value difference between the fair value of estimated sublease rentals and the remaining lease obligation for this space; and

•	A $6.2 million decrease in depreciation expense related to capitalized software. The majority of the capitalized costs related to the development of Internet web portals that were fully depreciated at the end of the 2003.

Income from continuing operations before income taxes increased 13.8%, or $35.3 million, to $291.2 million for the nine months ended September 30, 2004, from $255.9 million for the nine months ended September 30, 2003. This improvement was primarily driven by commercial managed care membership and rate increases. Income tax expense of $104.6 million for the nine months ended September 30, 2004 includes a benefit of $5.7 million resulting from a settlement of a prior year IRS audit issue relating to the tax basis used in determining the gain or loss on the sale of our former corporate headquarters. Net income for the nine months ended September 30, 2004 was $186.6 million. Income tax expense of $107.3 million reduced net income to $148.6 million for the nine months ended September 30, 2003.

Liquidity and Capital Resources

WellChoice is a holding company and depends on its subsidiaries for cash and working capital to pay expenses. WellChoice receives cash from its subsidiaries from administrative and management service fees, as well as tax sharing payments and dividends. On January 22, 2004, the New York State Superintendent of Insurance, or Superintendent, approved the payment of a dividend to WellChoice from its subsidiary, Empire HealthChoice Assurance, Inc., or Empire, in the amount of $120.0 million, which was paid on February 11, 2004. On September 30, 2004, the Superintendent approved the payment of a dividend to WellChoice from Empire in the amount of $75.0 million, which was paid on September 30, 2004. These dividends have been accounted for as an equity transfer from a subsidiary to the parent of a consolidated group. Since we converted to a for-profit company in 2002, WellChoice received dividends of $560.0 million from its subsidiaries. The Company intends to continue to seek additional dividends from Empire and its other regulated subsidiaries. There can be no assurance that the Superintendent or other state regulators will grant approval for the applicable regulated subsidiary to pay future dividends.

At September 30, 2004, the stand alone balance sheet of WellChoice was comprised of the following: total investments and cash and cash equivalents of $556.4 million, investment in subsidiaries, receivables and other assets of $1,294.8 million, accounts payable and accrued expenses of $73.6 million, capital lease obligations and other liabilities of $157.8 million and stockholders’ equity of $1,619.8 million.

Our subsidiaries’ primary source of cash is from premiums and fees received and investment income. The primary uses of cash include healthcare benefit expenses, brokers’ and agents’ commissions, premium taxes and administrative expenses. We generally receive premium revenues in advance of anticipated claims for related healthcare services.

Our investment policies are designed to provide liquidity to meet anticipated payment obligations and to preserve principal. We believe the composition of our marketable investment portfolio is conservative, consisting primarily of high-rated, fixed income securities with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. Our fixed income portfolio is comprised of U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. The average credit rating of our fixed income portfolio as of September 30, 2004 was “AA+.” A portion of the fixed income portfolio is designated as short-term and is intended to cover near-term cash flow needs. Our marketable equity portfolio as of September 30, 2004 consisted of an investment in a mutual fund indexed to the S&P 500, investments equity investments held in our nonqualified employee benefit plans and miscellaneous common stock. As of September 30, 2004 our marketable equity portfolio was 3.2% of the total marketable investment portfolio.

In October 2004, we renewed our existing credit and guaranty agreement with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which provides us with a credit facility. We are able to borrow under the credit facility, subject to customary conditions, for general working capital purposes. The total outstanding amounts under the credit facility cannot exceed $100.0 million. The facility has a term of 364 days with a current maturity date of October 15, 2005, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at our option, at The Bank of New York’s prime commercial rate (or, if greater, 0.50% plus the federal funds rate) as in effect from time to time plus a margin of between zero and 0.75%, or LIBOR plus a margin of between 0.875% and 2.0%, with the applicable margin to be determined based on our financial strength rating. As of September 30, 2004, there were no funds drawn against this credit facility.

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

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Cash from operating activities of $214.0 million for the nine months ended September 30, 2004 decreased $14.0 million compared to cash from operating activities for the nine months ended September 30, 2003 of $228.0 million.

•	Cash flow from premium increased $208.6 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase was attributable to membership growth, premium rates increases and an increase in paid claims related to our New York State and New York City account.

These increases were offset by an increase in accounts receivable and a decrease in group and other contract liabilities;

•	Cash outflow for cost of benefits increased $260.4 million due to an increase in claims paid of which $159.9 million relates to our New York City and New York State accounts;

•	Cash received from government administered market stabilization pools decreased $31.2 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. In 2003, we received a distribution related to Pool years 2000, 2001 and 2002 of $12.6 million, $12.8 and $12.8 million;

•	Net cash flows from administrative fees increased $38.9 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase was due to an increase in self-funded membership and an increase in BlueCard transaction fees;

•	Advanced premium received relating to our New York State account increased $58.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase was due to return of advance premium payments of $36.3 in 2003 and current year contract receipts. There were no advance premium payment returns requested for the nine months ended September 30, 2004;

•	Payments for administrative expenses increased $32.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to timing of payments and higher administrative expenses;

•	Advances to hospitals decreased $17.7 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to a decrease in hospital advances issued during the nine months ended September 30, 2004 and receipts collected in 2004 related to 2003 advances; and

•	Managed cash overdrafts, which approximates our outstanding check liability, decreased $11.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Cash used in investing activities increased $287.5 million to $211.4 million for the nine months ended September 30, 2004, from cash provided by investing activities of $76.1 million for the nine months ended September 30, 2003. During the second and third quarter of 2004, we reinvested maturing securities in longer term investments, as appropriate; by contrast for the nine months ended September 30, 2003, maturing investments were reinvested in short term securities or cash equivalents due to the interest rate environment.

Net cash used in financing activities of $3.2 million for the nine months ended September 30, 2004 reflected payments for capital lease obligations.

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

For Pool years prior to 1996, payments to and from the Pools were based on demographic data submitted by insurers. The non-Med Supp Pool also contained a component that reimbursed insurers for a portion of claim costs related to certain specified medical conditions. Effective January 1, 1996, the Community Rating Law was amended, changing the pooling mechanism from one based on demographics and specified medical conditions to a method based on the experience for approximately fifty medical markers on medical conditions.

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

Contributions and recoveries under the Pools are estimated based on interpretations of applicable regulations and are recorded as an addition or a reduction to cost of benefits provided. These estimates are adjusted as new information becomes known and such adjustments are included in current period operations. As of September 30, 2004, the NYSID had not provided the non-Med Supp Pool information necessary to determine if we would receive or owe money to the Pools for the periods for which distributions have not been made. Consequently, we did not establish a receivable or payable for non-Med Supp Pool years 1999 through 2003 and through the nine months ended September 30, 2004. For Med Supp Pool years 1998 through 1999, we did not establish a receivable due to the general uncertainty surrounding the source of funds to make payments from the Pools. Our ultimate payment to or receipts from these Pools may have a material impact to our financial statements.

IBM Agreement

In June 2002, we entered into a ten-year Master Services Agreement with IBM to enhance and modernize our systems applications and operate our data center and technical help desk. Our payments to IBM for software application services and for operating our data center and technical help desk are based upon actual utilization of services billed at the rates established in the agreement. Under the terms of the IBM agreement we cannot perform or engage a third party to perform any of the data center or technical help desk services, or more than 20% of the in-scope core applications software services, outsourced to IBM without the written consent of IBM. We estimate that our payments to IBM for operating our data center and technical help desk and providing certain core applications software development will total approximately $532.2 million over the remaining term of the agreement, which we anticipate to be less than the costs which we would have otherwise incurred had we continued to operate the data center and technical help desk ourselves.

Pursuant to the IBM agreement, we have undertaken to work jointly with IBM to enhance our systems applications. Some of the systems application software development is being performed overseas from IBM’s offices in Bangalore, India. In the event this facility becomes unavailable during the life of the agreement, IBM has agreed to provide these services from a replacement facility. These applications include technological enhancements based on the ongoing requirements of our business and solutions developed based upon our specifications. We will own the software developed by IBM under the agreement.

As part of the IBM agreement, under a related Software License and Support Agreement, dated June 1, 2002, between us and IBM, we engaged IBM, in coordination with deNovis, a privately-held, start-up company, to develop a new claims payment system that would be licensed to us when it was completed. As previously disclosed, the development of the system has been delayed significantly. On October 25, 2004, IBM advised us that on October 22, 2004, deNovis had suspended its current form of operations to search for an asset purchaser.

On October 27, 2004, we agreed with IBM to terminate the Software License and Support Agreement without any further obligation of either party, and both parties also agreed to waive any claims against each other arising out of the development of the deNovis claims payment system. At the same time, the parties amended the Master Services Agreement to eliminate the remainder of our obligation under the Master Services Agreement to purchase $55.0 million in modernization and other additional services from IBM (including integration services provided by IBM in connection with the claims payment system).

We do not believe that the termination of our agreement with IBM to develop the deNovis claims payment system will have any material impact on our operations because our existing claims payment system is adequate to meet our needs.

Regulatory and Other Developments

Empire is subject to capital and surplus requirements under the New York insurance laws and the capital and surplus licensure requirements established by the Blue Cross Blue Shield Association. Each of these standards is based on the NAIC’s RBC Model Act, which provides for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital. The capital and surplus level required to meet the minimum requirements under the New York insurance laws and Blue Cross Blue Shield Association licensure requirements applicable to Empire is 200% of Risk-Based Capital Authorized Control Level. As of September 30, 2004, Empire exceeded the New York minimum capital and surplus requirements and the Blue Cross Blue Shield Association capital and surplus licensure requirements.

Capital and surplus requirements for Empire HealthChoice HMO, Inc., our HMO subsidiary which is directly owned by Empire, are regulated under a different method set forth in the New York Department of Health’s HMO regulations. The regulations require that Empire HealthChoice HMO currently maintain reserves of five percent of its annual premium income. As of September 30, 2004, Empire HealthChoice HMO, with respect to its operations in New York, meets the financial reserve standards of the New York Department of Health. The Department of Health has proposed revised regulations that would increase the required reserves gradually over the next six years to twelve and one half percent of annual premium income. The regulations, as proposed, will affect all HMOs and we expect we will meet the revised standards. Empire HealthChoice HMO is also subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement that is applicable to Empire and as of September 30, 2004, Empire HealthChoice HMO, satisfies that requirement.

Our New Jersey operations are not subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement. At September 30, 2004, WellChoice Insurance of New Jersey met the minimum capital and surplus requirements of the New Jersey Department of Banking and Insurance.

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

New York Attorney General Spitzer and various state Insurance Superintendents and Commissioners have announced investigations relating to brokerage compensation arrangements, including bonus or contingent payments, primarily in the property and casualty, life and disability insurance sectors, and in certain states, in the health insurance sector. The price of our common stock has been, and could continue to be, adversely affected by the negative publicity associated with these investigations. However, we believe that our commission programs and payments to brokers and agents comply with applicable laws and regulations. Moreover, the aggregate dollar amount of the bonus and contingent payments that we pay to brokers and agents is immaterial and constitutes only a small portion of our total commissions. Nevertheless, these investigations could lead to regulatory or legislative changes that could affect the manner in which we conduct our business.

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

The Unpaid Claims and Claims Adjustment Expense shown in our balance sheet as of September 30, 2004 consisted of the following components ($ in millions):

Pending and incurred but not yet reported, or IBNR, claims	$645.7
Claim adjustment expense reserve	20.2
Other claim related reserves	15.7

Total	$681.6

As reflected in this table, approximately 95.0% of the liability for Unpaid Claims and Claims Adjustment Expense is for pending and IBNR claims. Of the estimate for pending and IBNR claims, approximately 74.0% is for claims incurred in the most recent three months. Estimates of these three months’ claims are based on projected per member per month, or PMPM, costs and the actual member counts during this period. The following table presents the impact on Unpaid Claims and Claims Adjustment Expense of changes in the annualized cost trend underlying the projected PMPM costs for the most recent three months.

Increase/(Decrease) in Claim Cost Trend	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(3.0)%	$(30.3)
(2.0)%	(20.2)
(1.0)%	(10.1)
1.0%	10.1
2.0%	20.2
3.0%	30.3

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

Increase/(Decrease) in Completion Factor	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(0.3)%	$43.8
(0.2)%	29.2
(0.1)%	14.6
0.1%	(8.8)
0.2%	(16.3)
0.3%	(22.7)

It should be noted that the dollar amounts shown in the tables above would not necessarily impact income before income taxes. In prospectively rated business, we are at risk for adverse experience where actual claim costs and other expenses are greater than those expected and benefit from positive experience where claim costs and other expenses are less than those expected. By contrast, in retrospectively rated business, the customer is generally at risk. At September 30, 2004, approximately 47.0% of the $645.7 million of the reserve for Pending and IBNR claims was held for prospectively rated business.

We believe that the recorded unpaid claim liability is adequate to cover our ultimate liability for unpaid claims as of September 30, 2004. Actual claim payments and other items may differ from our estimates. Assuming a hypothetical 1% difference between our September 30, 2004 estimates of unpaid claims and actual claims payable for our prospectively rated business, net income from continuing operations for the nine months ended September 30, 2004, would increase or decrease by approximately $1.9 million and earnings per share would increase or decrease by approximately $0.02 per share.

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

Interest Rate Risk

Interest rate risk is defined as the potential for economic losses on fixed-rate securities due to an adverse change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and policyholders’ surplus. Further, we do not engage in the use of derivatives to manage interest rate risk. A hypothetical increase in interest rates of 100 basis points would result in an estimated decrease in the fair value of the fixed income portfolio at September 30, 2004 of approximately $46.2 million.

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

Equity Price Risk

Equity price risk for stocks is defined as the potential for economic losses due to an adverse change in equity prices. Equity risk exposure is managed through our investment in an indexed mutual fund. Specifically, we are invested in the ML S&P 500 Index LLC, which is an S&P 500 index mutual fund, resulting in a well-diversified and liquid portfolio that replicates the risk and performance of the broad U.S. stock market. We also hold direct common stock investments. We estimate our equity price risk from a hypothetical 10% decline in the S&P 500 and the relative effect of that decline in the value of our marketable equity portfolio at September 30, 2004 to be a decrease in fair value of $4.9 million.

Fixed Income Securities

Our fixed income strategy is to construct and manage a high quality, diversified portfolio of securities. Additionally, our investment policy establishes minimum quality and diversification requirements resulting in an average credit rating of approximately “AA+.” The average duration of our portfolio as of September 30, 2004 was 3.2 years.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Consumers Union of U.S., Inc. et. al. On August 20, 2002, Consumers Union of U.S., Inc., the New York Statewide Senior Action Council and several other groups and individuals filed a lawsuit in New York Supreme Court challenging Chapter One of the New York Laws of 2002, which we refer to as the Conversion Legislation, on several constitutional grounds, including that it impairs the plaintiffs’ contractual rights, impairs the plaintiffs’ property rights without due process of law, and constitutes an unreasonable taking of property. In addition, the lawsuit alleges that Empire HealthChoice, Inc., or HealthChoice, has violated Section 510 of the New York Not-For-Profit Corporation Law and that the directors of HealthChoice breached their fiduciary duties, among other things, in approving the plan of conversion. On September 20, 2002, we responded to this complaint by moving to dismiss the plaintiffs’ complaint in its entirety on several grounds. On November 6, 2002, pursuant to a motion filed by plaintiffs, the New York Supreme Court issued a temporary restraining order temporarily enjoining and restraining the transfer of the proceeds of the sale of common stock issued in the name of, or on behalf of, The New York State Public Asset Fund (which we refer to as the Fund) or The New York Charitable Asset Foundation (which we refer to as the Foundation) to the State or any of its agencies or instrumentalities. The court also ordered that such proceeds be deposited in escrow with The Comptroller of the State of New York pending the hearing of the application for a preliminary injunction. The court did not enjoin WellChoice, HealthChoice or the other defendants from completing the conversion or our initial public offering. On March 6, 2003, the court delivered its decision dated February 28, 2003, in which it dismissed all of the plaintiffs’ claims in the complaint.

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

The parties appealed the February 28, 2003 and the October 1, 2003 decisions and on May 20, 2004, the New York State Appellate Division, First Department, unanimously upheld the lower court’s decisions on (a) February 28, 2003 to dismiss all of the plaintiffs’ claims in the initial complaint and (b) October 1, 2003 to deny defendants’ motion to dismiss the amended complaint. In addressing the plaintiffs’ allegation that the Conversion Legislation is prohibited by the State Constitution and therefore invalid, the court rejected the defendants’ position that the Conversion Legislation does not fall within the constitutional prohibition. The court stated that the language of the constitutional prohibition, at least facially, provides no support for an exception for the Conversion Legislation. On June 24, 2004, all parties filed motions before the Appellate Division requesting that the cases be certified for immediate review by the New York State Court of Appeals to determine whether the Appellate Division’s May 20, 2004 decision was proper. On October 12, 2004, the Appellate Division granted these motions and we expect the Court of Appeals to hear the appeal.

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

Thomas, et al. v. Empire, et al. In May 2003, this putative class action was commenced in the United States District Court for the Southern District of Florida, Miami Division against the Blue Cross Blue Shield Association, Empire and substantially all of the other Blue plans in the country. The named plaintiffs have brought this case on their own behalf and also purport to bring it on behalf of similarly situated physicians and seek damages and injunctive relief to redress their claim of economic losses which they allege is the result of defendants, on their own and as part of a common scheme, systemically denying, delaying and diminishing claim payments. More specifically, plaintiffs allege that the defendants deny payment based upon cost or actuarial criteria rather than medical necessity or coverage, improperly downcode and bundle claims, refuse to recognize modifiers, intentionally delay payment by pending otherwise payable claims and through calculated understaffing, use explanation of benefits, or EOBs, that fraudulently conceal the true nature of what was processed and paid and, finally, by use of capitation agreements which they allege are structured to frustrate a provider’s ability to maximize reimbursement under the capitated agreement. The plaintiffs allege that the co-conspirators include not only the named defendants but also other insurance companies, trade associations and related entities such as Milliman and Robertson (actuarial firm), McKesson (claims processing software company), National Committee for Quality Assurance, Health Insurance Association of America, the American Association of Health Plans and the Coalition for Quality Healthcare. In addition to asserting a claim for declaratory and injunctive relief to prevent future damages, plaintiffs assert several causes of action based upon civil RICO and mail fraud.

The plaintiffs have subsequently amended their complaint, adding several medical societies as additional plaintiffs a cause of action based upon an assignment of benefits, adding several additional defendants including WellChoice, Inc. and two of its other subsidiaries, WellChoice Insurance of New Jersey, Inc. and Empire HealthChoice HMO, Inc. and dropping their direct RICO claim, but instead base their RICO claim solely on a conspiracy theory.

In October 2003, the action was transferred to District Court Judge Federico Moreno, who also presides over Shane v. Humana, et al., a class-action lawsuit brought against other insurers and HMOs on behalf of health care providers nationwide. The Thomas case involves allegations similar to those made in the Shane action. In the Shane case, the 11th Circuit Court of Appeals, on September 1, 2004, upheld class certification as to RICO related claims but decertified a class as to state law claims. On October 15, 2004, the Shane defendants filed a petition for a writ of certiorari, seeking U.S. Supreme Court review of the 11th Circuit decision.

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on October 4, 2004, which are pending before the court. Meanwhile, class certification discovery is to be concluded by December 31, 2004, by which date plaintiffs are to file their motion for class certification.

Solomon, et al. v. Empire, et al. In November 2003, this putative class action was commenced in the United States District Court for the Southern District of Florida, Miami Division against the Blue Cross Blue Shield Association, Empire and substantially all other Blue plans in the country. This case is similar to Thomas, et al. v. Empire, et al, except that this case is brought on behalf of certain ancillary providers, such as podiatrists, psychologists, chiropractors and physical therapists. Like the Thomas plaintiffs, the Solomon plaintiffs allege that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish payments to these providers. The plaintiffs’ allegations are similar to those set forth in Thomas but also include an allegation that defendants have subjected plaintiffs claims for reimbursement to stricter scrutiny than claims submitted by medical doctors and doctors of osteopathy. Plaintiffs are seeking compensatory and monetary damages and injunctive relief. The complaint was subsequently amended to add several new parties, including WellChoice, Inc. and two of its other subsidiaries, WellChoice Insurance of New Jersey, Inc. and Empire HealthChoice HMO, Inc.

By an Order dated January 7, 2004, the case was transferred to Judge Moreno, but not consolidated with the other pending actions. The Court, on its own initiative, deemed this action a “tag along” action to the Shane litigation.

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on August 27, 2004 which are pending before the court. Meanwhile, class certification discovery is to be concluded by December 31, 2004, by which date plaintiffs are to file their motion for class certification.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits to this report are being filed with this report (other than Exhibit 32.1 and 32.2, which are being furnished with this report):

Exhibit No.	Description
10.37	WellChoice, Inc. 2003 Omnibus Incentive Plan, as amended on September 22, 2004

15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Current Reports on Form 8-K.

On July 22, 2004, we filed with the Commission a Current Report on Form 8-K dated July 22, 2004, disclosing under Items 9 and 12 our earnings for the 2004 second quarter.

On September 10, 2004, we filed with the Commission a Current Report on Form 8-K dated September 10, 2004, disclosing under Item 7.01 meetings at which the Company expected that earnings expectations previously reported would be confirmed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2004	WELLCHOICE, INC.
(Registrant)

	By:	/s/ John W. Remshard
John W. Remshard
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
10.37	WellChoice, Inc. 2003 Omnibus Incentive Plan, as amended on September 22, 2004

15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002