Form 10-K
period 2004-12-31
WELLCHOICE INC
filed 2005-02-14
CIK 1184702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

For the Fiscal Year ended December 31, 2004	Commission File Number 001-31513

WELLCHOICE, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0901607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11 West 42nd Street New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 476-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The New York Stock Exchange

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

The aggregate market value of our common stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the common stock on June 30, 2004, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,315,678,793, assuming solely for the purposes of this calculation that The New York Public Asset Fund and all directors and executive officers of the registrant are “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, as of February 2, 2005 was 84,054,313 shares of common stock, $0.01 par value, and one share of Class B common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Some of the information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement, in connection with the registrant’s 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than April 30, 2005 (the “Proxy Statement”).

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

Company Overview

We are the largest health insurance company in the State of New York based on PPO and HMO membership. At December 31, 2004, we served approximately 5.0 million members through our service areas. Our service areas include 10 downstate New York counties, which we refer to as the “New York City metropolitan area,” and where we hold a leading market position covering over 22% of the population, 18 counties in upstate New York and 16 New Jersey counties.

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

Industry Overview

The managed health care industry has experienced significant change during the past few decades. The increasing focus on health care costs by employers, the government and consumers has led to the growth of alternatives to traditional indemnity health insurance. HMO, PPO, EPO and POS plans are among the current forms of managed care products that have developed in response to these market pressures. Under these arrangements, the cost of health care is contained, in part, by negotiating contracts with hospitals, physicians and other providers to deliver care at favorable rates and adopting programs to ensure that appropriate and cost-effective care is provided.

In addition, economic factors and greater consumer awareness have resulted in the increasing popularity of products that offer larger, more extensive networks, more member choice related to coverage and the ability to self-refer within those networks. There is also a growing preference for greater flexibility to assume larger deductibles and co-payments in exchange for lower premiums. There is growing interest in consumer-directed health plans that utilize health reimbursement accounts and health savings accounts, which are designed to enable members to exercise greater control and assume increased cost-sharing responsibility for their health benefits. At the same time, organizations and individuals are placing an increased focus on the quality of health care and the level of sophistication and customer service in delivering service. Employer groups and providers are also demanding prompt and accurate payment of claims, including automated claims payment options. There is also a growing preference among national accounts and other large groups to self-fund their health care costs rather than purchase an insured product.

The Blue Cross Blue Shield Association and its member plans also have undergone significant change. Historically, most states had at least one Blue Cross (hospital coverage) and a separate Blue Shield (physician coverage) company. Prior to the mid-1980s, there were more than 125 separate Blue Cross and/or Blue Shield companies, which we sometimes refer to as “Blue” plans. Many of these organizations have merged, reducing the number of Blue plans to 40 as of December 2004. We expect this trend to continue, with plans merging or affiliating to address capital needs and other competitive pressures. At the same time, the number of people enrolled in Blue Cross Blue Shield plans has been steadily increasing, from approximately 65.6 million in 1995 to more than 91 million at December 31, 2004 nationwide.

The Blue Cross Blue Shield plans work together in a number of ways that create significant market advantages, especially when competing for large, multi-state employer groups. For example, all Blue Cross Blue Shield plans participate in the BlueCard program, which effectively creates a national “Blue” network. Each plan is able to take advantage of other Blue Cross Blue Shield plans’ broad provider networks and negotiated provider reimbursement rates. Utilizing the BlueCard program, an indemnity, PPO or EPO member of one plan who lives or travels outside of the service area, in which the policy under which he or she is covered may obtain health care services from a provider that has contracted with the Blue Cross Blue Shield plan in the locale in which such member is then situated. This makes it possible for individual Blue Cross Blue Shield plans to compete for national accounts business with other non-“Blue” plans with nationwide networks.

Our Strategy

Our goal is to be the leading health insurer in the New York marketplace and surrounding areas. Over the past decade, we have implemented strategic changes to achieve this goal, including shifting our membership base from purchasers of mainly traditional indemnity products to more innovative managed care products. We plan to continue to maintain and improve our market position and financial performance by executing the following strategy:

•	Capitalize on Growth Opportunities.

•

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

•	Grow our national accounts business. We view national accounts as an attractive growth opportunity, as this group represents approximately 35% of employed persons in the United States. We believe our position in the New York City metropolitan area, where a significant number of national businesses have headquarters, provides us with a competitive advantage in our efforts to grow this business. In addition, we intend to continue to grow our national accounts business through the promotion of the BlueCard program.

•	Expand geographically. We also intend to pursue expansion opportunities, especially those in or adjacent to our current service areas. We believe that we have developed an expertise in systems migration, network development, marketing, underwriting and cost control that is transferable to attractive markets within and outside New York and which positions us to take advantage of opportunities that may arise as the consolidation of the health insurance industry continues.

•	Leverage the Strength of the Blue Cross and Blue Shield Brands. We believe that our license to use the Blue Cross and Blue Shield names and marks gives us a significant competitive advantage in New York, and we intend to continue to promote the value of these brands to attract additional customers and members.

•	Continue to Promote the Use of Medical Information to Offer Innovative Products and Services to Members and Providers. We intend to be a leader in the use of medical information to facilitate and enhance communications and delivery of service among employers, employees and health care providers. We believe that our members and the market will increasingly desire and demand ready access to a repository of comprehensive, accurate and secure medical and health-related information that can be transmitted by the member to physicians and medical institutions.

•	Reduce Costs through Operational Excellence. We seek to achieve operational excellence by improving delivery of service, customer satisfaction and financial results through high levels of performance accompanied by cost containment.

Our New York Regional Markets

New York is the third most populous state in the United States, with a total population of approximately 19.2 million, according to the most recent U.S. census estimates. We believe we can increase our market share through focused marketing efforts on a cost-effective basis, given the high population density in selected markets such as the New York City metropolitan area. The New York marketplace is comprised of a diverse customer base requiring a broad range of product offerings, and we believe our extensive experience and history of operating in this unique marketplace combined with our leading market share and brand recognition provide us with a distinct competitive advantage.

We operate in 28 counties in eastern New York, including the ten counties in the New York City metropolitan area, and 16 counties in New Jersey.

In our New York service area, we provide our products and services utilizing one or both of the Blue Cross Blue Shield brands through our indirect, wholly owned subsidiaries, Empire HealthChoice Assurance, or Empire, a New York licensed accident and health insurer, and Empire HealthChoice HMO, a New York licensed HMO. We utilize these brands to market to local groups and individuals in our New York service area as well as to national account customers. As of December 31, 2004, approximately 24.8% of our members were covered under national accounts. The national accounts are generally self-funded accounts to which we provide our products on an administrative services only, or ASO, basis with their employees having access to a nationwide network of providers through the BlueCard program.

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

The following table demonstrates our service areas by region (including in New Jersey), population (based on 2003 U.S. Census Bureau estimates), membership by residence (as of December 31, 2004) and branding:

Region	Counties	Population	Membership (1)		Branding
		(in thousands)	(in thousands)
New York City Metropolitan area	New York, Bronx, Richmond, Queens, Kings, Nassau, Suffolk, Westchester, Rockland, Putnam	12,226	2,708		Exclusive licenses to use Blue Cross and Blue Shield names and marks

Upstate New York	Dutchess, Orange, Sullivan, Ulster, Columbia, Greene	1,022	253		Exclusive licenses to use the Blue Cross and Blue Shield names and marks

	Delaware	47	6		Non-exclusive licenses to use the Blue Cross and Blue Shield names and marks

	Albany, Rensselaer, Saratoga, Schenectady, Schoharie, Warren, Washington	967	173		Exclusive license to use only the Blue Cross names and marks

	Clinton, Essex, Fulton, Montgomery	225	35		Non-exclusive license to use only the Blue Cross names and marks

New Jersey	Bergen, Burlington, Camden, Essex, Hudson, Hunterdon, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Sussex, Union, Warren	7,792	245	(2)	WellChoice

(1)	The membership in the table excludes the approximately 1,535,000 members that reside outside of our New York and New Jersey service areas.

(2)	Of this membership, approximately 231,000 members are covered by group policies issued by our New York operations and approximately 14,000 are members of our WellChoice NJ operations.

Our Business Segments

We have two business segments: commercial managed care and other insurance products and services. Our commercial managed care segment accounted for 88.4% of our membership as of December 31, 2004. Our commercial managed care segment includes group PPO, HMO (including Medicare+Choice), EPO, and other products (point of service, or POS, and dental-only coverage) as well as our PPO business under our accounts with New York City and New York State. Our other insurance products and services segment consists of our indemnity and individual products. Our indemnity products include traditional indemnity products and government contracts with CMS to act as a fiscal intermediary and carrier. Our individual products include

Medicare supplemental, state sponsored plans, government mandated individual plans and individual hospital- only and hospital and medical products. We allocate administrative expenses, investment income and other income, but not assets, to our segments. Except when otherwise specifically stated or where the context requires, all references in this document to our membership include both our insured and ASO membership. Our New York City and New York State PPO account members are covered under insured plans. Groups enrolled under minimum premium arrangements are reported as insured members.

Revenues from external customers, investment income and realized gains, other revenue and income from continuing operations before income tax expense attributable to each of our reportable segments are set forth in Note 17 to the Consolidated Financial Statements, which are included elsewhere in this report. Assets are not allocated to the segments. We do not have inter-segment sales or expenses.

Health Care Benefits, Products and Services

We offer a wide range of health insurance products. Our offerings include managed care products consisting of HMO, POS, PPO and EPO plans and traditional indemnity products. Our principal health products are offered both on an insured and, except with respect to our HMO products, self-funded, or ASO, basis and, in some instances, a combination of insured and self-funded. For the years ended December 31, 2004, 2003 and 2002, our PPO and HMO products accounted for 47.0%, 48.1% and 46.8%, respectively, and 25.9%, 23.1% and 22.6%, respectively, of our total revenues. No other product or services accounted for 10% or more of our total revenues.

The following table illustrates our health benefits membership by product as of December 31, 2004:

	Membership	Percentage
	(in thousands)
Commercial managed care:
Group PPO, HMO, EPO and other(1)(2)	2,558	51.6%
New York City and New York State PPO	1,823	36.8

Total commercial managed care	4,381	88.4

Other insurance products and services:
Indemnity	364	7.4
Individual	210	4.2

Total other insurance products and services	574	11.6

Overall total	4,955	100.0%

(1)	Our HMO product includes Medicare+Choice. As of December 31, 2004, we had approximately 56,000 members enrolled in Medicare+Choice.

(2)	“Other” principally consists of our members enrolled in dental only coverage and includes POS members.

Commercial Managed Care Products

Managed care generally refers to a method of integrating the financing and delivery of health care within a system that manages the cost, accessibility and quality of care. Managed care products can be further differentiated by the types of provider networks offered, the ability to use providers outside such networks and the scope of the medical management and quality assurance programs. Our members receive medical care from our networks of providers in exchange for premiums paid by the individuals or their employers and, in some instances, a cost-sharing payment by the member. We reimburse network providers according to pre-established fee arrangements and other contractual agreements.

We currently offer the following managed care plans: an HMO product, a PPO product, an EPO product and a POS product.

HMO. Our HMO plan provides members and their dependent family members with all necessary health care for a fixed monthly premium in addition to applicable member co-payments. Health care services can include emergency care, inpatient hospital and physician care, outpatient medical services and supplemental services, such as behavioral health and prescription drugs. Under our standard HMO product, members must select a primary care physician within the network to provide and assist in managing care, including referrals to specialists. We also offer a Direct Connection HMO product, which offers all the advantages of our standard HMO product, but allows our eligible members to seek care from in-network specialists without a referral. HMO members do not have access to services on a national account basis through the BlueCard program. We also provide services to Medicare beneficiaries through our Medicare+Choice product, which covers all Medicare covered services, Medicare deductibles and coinsurance and certain additional services. HMO members receive all covered medical care through physicians selected from the applicable HMO provider network.

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

Effective January 1, 2005, as part of our PPO product offerings, we introduced a new consumer directed health care product to self-insured groups and large insured groups. The new product is a high-deductible managed care health plan that is designed to lower premiums for employers and to involve consumers more directly in their health care spending. Consumer directed health plans enable an employer and/or employee to contribute to each participating employee’s health account to pay for certain medical and pharmaceutical expenses. Some or all of the dollars remaining at the end of the year can be rolled over for future health care needs.

EPO. Our EPO plan is similar to our PPO managed care plan but does not cover out-of-network care. Members may choose any provider from our PPO network in our New York service area and do not need to select a primary care physician. Outside of our service area in New York State, EPO members may use the BlueCard program to secure in-network benefits nationally. We currently offer an EPO product to New York State employers on both an insured and self-funded basis and to national accounts only on a self-funded basis. For national accounts needing coverage in jurisdictions where the EPO product is prohibited, we offer a variation of this product that requires a 50% coinsurance payment for out-of-network services.

POS. Our point of service, or POS, product focuses primarily on local small and middle market customers. The product, Direct POS, provides members with the ability to utilize services on an in-network basis utilizing our HMO network of providers or on an out-of-network basis. POS members do not have access to services on a national account basis through the BlueCard program. Our POS product has similar features to our Direct Connection HMO product that permits members to access in-network specialists without a referral, and also allows members to access out-of-network providers in return for deductibles and/or co-insurance. We believe the POS product complements our existing managed care product portfolio by offering employers an additional product within our family of managed care products to meet the needs of their employees.

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

We also offer a number of individual products, including Child Health Plus, Medicare supplemental, direct pay hospital-only, Healthy New York (regardless of whether purchased by groups or by individuals) and the New York State-mandated direct pay HMO and HMO-based POS products. Child Health Plus provides a managed care product similar to our HMO products to children under the age of nineteen who are ineligible for Medicaid and not otherwise insured. Our Medicare supplemental insurance policies, also referred to as Medigap policies, are designed to supplement Medicare by paying hospital, medical and surgical expenses as well as, in some cases, prescription drug expenses for a portion of those costs not covered by Medicare. Direct pay hospital-only is a low-cost policy that covers in-patient and out-patient services on an indemnity basis. Healthy New York, direct pay HMO and HMO-based POS products are state-mandated HMO products.

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

BlueCard

For our members who purchase our PPO, EPO and indemnity products under a Blue Cross Blue Shield plan, we offer the BlueCard program. The BlueCard program offers these members in-network benefits through the networks of the other Blue Cross Blue Shield plans in other states and regions. In addition, the BlueCard program offers our PPO, EPO and indemnity members in-network coverage in over 200 countries and territories. We believe that the national and international coverage provided through this program allows us to compete effectively with large national insurers, without compromising our focus and concentration in our geographical region. We derive fees from other Blue Cross Blue Shield plans when their members receive medical care from providers in our service areas. In 2004, approximately 510,000 members of other Blue Cross Blue Shield plans utilized our provider networks through the BlueCard programs. We also pay other Blue Cross Blue Shield plans’ fees when our members receive medical care from providers in those other plans’ service areas.

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

Branding and Marketing. Our branding and marketing efforts include “brand advertising,” which focuses on the Blue Cross and Blue Shield names and marks, “acquisition marketing,” which focuses on attracting new customers, and “institutional advertising,” which focuses on our overall corporate image. We believe that the strongest element of our brand identity is the “Blue Cross and Blue Shield.” We seek to leverage what we believe to be the high name recognition and comfort level that many existing and potential customers associate with this brand. Also, the BlueCard program is an important component of our Blue Cross Blue Shield marketing strategy as it enables us to compete for large, multi-state employer groups. Acquisition marketing consists of business-to-business marketing efforts which are used to generate leads for brokers and our sales force as well as direct-to-

consumer marketing which is used to add new customers to our direct pay businesses. Institutional advertising is used to promote key corporate interests and overall company image. We believe these efforts support and further our competitive brand advantage. Our strategy will be to continue utilizing the Blue Cross and/or Blue Shield brands for all products and services in our service areas in New York and to continue to establish the WellChoice brand outside of New York.

Distribution. As of December 31, 2004, our sales force consisted of over 100 people. We also utilize the services of approximately 4,900 independent brokers in New York and approximately 2,100 in New Jersey. We rely on independent brokers to market our products to small and middle market groups. In addition, we engage 13 general agents to distribute our products in New Jersey, as well as ten general agents to distribute our products to middle market and large groups in New York. Several account representatives and managers are dedicated exclusively to maintaining our relationships with our national accounts and labor union customers. Our internal telemarketing division is primarily responsible for marketing our managed health care plans to small groups. Our sales staff is primarily responsible for marketing our managed health care plans to small and large groups, either directly or working with a broker. We believe that each of these marketing methods is optimally suited to address the specific health insurance needs of the customer base to which it is assigned.

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

Customers

The following chart shows our membership by customer group at December 31, 2004:

	Membership	Percentage
	(in thousands)
Large group	2,986	60.3%
Small group and middle market	472	9.5
Individuals	266	5.4
National accounts	1,231	24.8

Total	4,955	100.0%

We sell products to customers ranging in size from large national institutional accounts to individuals. We continually seek to obtain an optimal and balanced portfolio of business across all of our customer segments.

Large Groups. This customer base consists of large organizations with operations in our service areas that have more than 500 employees and includes New York State, New York City and local governmental employers and labor unions. Our large corporate accounts purchase our products on both an insured and ASO basis. We sell our products to New York State and New York City in their capacity as employers. As of December 31, 2004, our New York State and New York City accounts represented approximately 20.1% and 16.6%, respectively, of our total membership, and labor unions represented 11.3% of our total membership. We provide hospital-only coverage to both the New York State and New York City accounts. The New York State and New York City PPO business accounts for approximately 19% and 15% of total premium earned, respectively during 2004, and no other customer accounted for more than 10% of our revenues.

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

Individuals. This customer base consists principally of members who utilize our government-related products, including Child Health Plus, Medicare supplemental, Medicare+Choice, Healthy New York and two New York State-mandated direct pay HMO and HMO based POS products.

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

Our rating policies in New York differ by group size product offerings. Our middle market and large group accounts for EPO, PPO, POS and indemnity products are experience rated. This means that our premium rate for each of these accounts is calculated based upon demographic criteria such as age, gender, industry and region and experience criteria, referring to the actual cost of providing health care to that group during a period of coverage. For middle market groups, the rates are set prospectively, meaning that a fixed premium rate is determined at the beginning of the policy period. We are at risk for negative experience (actual claim costs and other expenses are more than those expected) and benefit from positive experience (claim costs and other expenses are less than expected). For large groups with PPO, EPO or traditional indemnity benefit designs, we employ prospective and retrospective ratings. Our New York City and New York State accounts are retrospectively rated. In retrospective rating, a premium rate is determined at the beginning of the policy period. Once the policy period has ended, the actual experience is reviewed. If the experience is positive, a refund is credited to the customer. If the experience is negative, then the deficit is recovered from future years’ premiums. If the customer elects to terminate coverage, deficits cannot be recovered.

Our HMO products sold in New York State, as well as all other insured products purchased by small groups and individuals, are community rated. The premiums for community rated products are set according to our expected costs of providing medical benefits to the community pool as a whole, rather than to any customer or sub-group of customers within the community. We cannot factor in other criteria in rating our premiums for these products, other than Medicare eligibility. We use a variation of community rating in New Jersey for all small group products. All of our community rated products in New Jersey are determined based on a community pool according to the age, sex and county of residence of the members. Both the New York and New Jersey community rated products are set prospectively.

With respect to our Medicare+Choice plan, we have a contract with the Centers for Medicare and Medicaid Services, or CMS, to provide HMO Medicare+Choice coverage to Medicare beneficiaries who choose health care coverage through our HMO program in New York City and Nassau, Suffolk, Rockland and Westchester counties in New York State. Under this annual contract, CMS pays us a set rate based on membership that is adjusted for demographic factors and health status. At December 31, 2004, we had approximately 56,000 members enrolled in Medicare+Choice, or 1.3% of our commercial managed care membership. Medicare+Choice accounted for 11.1% of our commercial managed care premium revenue for the year ended December 31, 2004. In some counties in which we offer the Medicare+Choice program, we receive additional premiums from our members.

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

A small portion of our insured commercial managed care members who have both medical and hospital coverage constitutes a significant majority of our hospital and medical claims expenses. We are focusing on controlling these costs by using innovative technology, including sophisticated databases that can identify and monitor specific members who have the potential for high costs of benefits provided. Our programs are built upon nationally recognized guidelines. We use statistical modeling techniques as well as data generated through our claims system to help identify members in high-risk populations.

In addition, our SARA initiative, which is offered to our ASO accounts and some insured groups and provided to HMO members who are at least 50 years of age, serves as an early intervention program with a goal of identifying potential issues in physician-recommended treatments. The SARA program uses our claims system to generate and analyze medical, laboratory, pharmacy and hospital claims data with the goal of identifying patients at risk of potentially serious medical conditions and alerting physicians of identified risks, such as adverse drug reactions, skipped preventive screenings and overlooked tests. Depending on the identified risk, members may also be alerted on-line in the secure site in their SARA messaging center.

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

Effective October 2003, we consolidated and broadened our disease management programs by contracting with American HealthWays, Inc. to provide comprehensive disease management services to members with chronic conditions, including the following core conditions: asthma, diabetes, congestive heart failure, coronary artery disease and chronic obstructive pulmonary disease. All of the disease management programs for the core conditions outsourced to American HealthWays are included in our insured products while those and others are offered to self-funded groups. We also have arrangements with two other disease management companies to provide specialized support services for members with other chronic care conditions, such as Parkinson’s disease, multiple sclerosis, lupus and kidney failure.

In 2004 we introduced “Hospital IQ,” a web-based tool that provides members with easy access to hospital patient safety data. “Hospital IQ” permits members to identify and select hospitals for treatment based on a variety of criteria, including proven patient safety standards that are linked to improved outcomes and reduced costs. The program aims to improve patient safety in hospitals by giving consumers information to make more informed hospital choices. Hospital IQ utilizes objective, nationally accepted standards from organizations such as the Agency for Healthcare Research and Quality and The Leapfrog Group, as well as data from state health departments. The Leapfrog Group is sponsored by the Business Roundtable, a national association of Fortune 500 companies.

This tool was initially launched on a limited basis in 2002 through a pilot program, in conjunction with IBM, PepsiCo, Inc., Verizon Communications, Inc. and Xerox Corporation (four of our national accounts). Using what are known as Leapfrog Group standards the pilot program enabled our employees and employees of these accounts to access hospital volume data for five selected procedures/conditions for hospitals in New York.

We also encourage the prescription of formulary and generic drugs, instead of non-formulary equivalent drugs, through benefit design and member and physician interactions. In addition, through arrangements with our pharmacy benefit manager, AdvancePCS, we are able to obtain discounts and rebates on certain medications through bulk purchasing.

We have integrated medical policies, which we derive from CMS and commercial and industry standard sources, into our claims processing systems. This integration substantially enhances the quality and accuracy of our claims adjudication process.

Information Systems and Telecommunications Infrastructure

The development and enhancement of our information technology systems and integrated voice and data capabilities has been, and continues to be, a key component of our strategy of operational excellence. We have spent significant time and resources enhancing the capabilities of our customer service systems. We have consolidated multiple claims systems into one platform; in 2004, we completed the migration of our national accounts claims, which have been processed by National Accounts Service Company, LLC, or NASCO, an entity in which we held an equity interest until the end of 2004, into our other claims platform. In addition, we have implemented innovative voice and data technologies that link most of our office locations, allowing us to broadcast and communicate in real-time to our employees’ desktops.

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

IBM. In June 2002, we entered into a ten-year master services agreement with IBM to enhance and modernize our systems applications and operate our data center and technical help desk. Our payments to IBM for software application services and for operating our data center and technical help desk are based upon actual utilization of services billed at the rates established in the agreement. Under the terms of the IBM agreement we cannot perform or engage a third party to perform any of the data center or technical help desk services, or more than 20% of the in-scope core applications software services, outsourced to IBM without the written consent of IBM. We estimate that our payments to IBM for operating our data center and technical help desk and providing certain core applications software development will total approximately $447.2 million over the remaining term of the agreement.

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

Aware Dental. We have outsourced a significant portion of the management of our dental products to Aware Dental Services, LLC of Minnesota. Aware Dental Services, a joint venture between De Care International and Blue Cross and Blue Shield of Minnesota, provides dental development, management and administrative services in connection with dentist networks. Under this arrangement, Aware Dental is responsible for customer service, underwriting and pricing, provider contracting, claims processing and utilization management. We retain responsibility for membership and billing services, and we share joint responsibility with respect to the marketing and sales of our products, information technology, product development and design and regulatory filings.

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

In contrast to some health benefits companies, it is generally our philosophy not to delegate full financial responsibility for health services provided to our members to our providers in the form of capitation-based reimbursement. As a result, the vast majority of our providers are reimbursed on a discounted fee-for-service basis. Under these contracts, we aim to provide market-based reimbursement consistent with industry and market standards. We seek to ensure that providers in our networks are paid in a timely manner. We seek to maintain broad provider networks to ensure member choice while implementing effective management programs designed to improve the quality of care received by our members. For some ancillary services, such as behavioral health and laboratory services, we have entered into capitation arrangements with entities that offer broad-based services through their own contracts with providers.

To build our provider networks, we compete with other health benefits plans for contracts with hospitals, physicians and other providers. We believe that physicians and other providers primarily consider member volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities when deciding whether to contract with a health benefits plan.

Hospitals. We contract with our hospitals to reimburse them for services provided to our members on both a per diem and case rate basis. We have recently seen a trend toward case rate reimbursement, which in contrast to per diem rates, provides for the payment of a fixed fee to cover all hospital services required to treat a particular condition or episode of illness. We have multi-year contracts with approximately 90% of the hospitals in our New York network, which have varying termination provisions ranging from termination only for cause to termination for convenience on notice ranging from 90 to 365 days.

Physicians. Fee-for-service is our predominant reimbursement methodology for physicians. Our physician rate schedules applicable to services provided by in-network physicians are based on a resource-based relative value system fee schedule and then adjusted for competitive pressures in the market. This structure is similar to physician reimbursement methodologies developed and used by the federal Medicare system and other major payers.

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

Provider Portals. We utilize technology to deliver useful and practical information and services to our providers. Through the use of our physician portal, which we introduced in 2001, our network practitioners are able to submit their claims via the Internet, receive claim payment determinations in real-time and confirm member eligibility. In 2003, we introduced a portal to our network hospitals and other facilities enabling them to perform a variety of functions, including claim management, member eligibility and benefit confirmations on-line. In 2004, we made on-line benefit information available to physicians and hospitals and implemented a pilot program that allows members and providers to conduct on-line consultations for non-emergency medical issues.

Subcontracting. We subcontract for behavioral healthcare and pharmacy services through contracts with third parties. Behavioral health benefits are provided through Magellan Behavioral Health, Inc. under a capitation-based contract that we recently renewed through December 31, 2007. Under the agreement, Magellan arranges services through its network of behavioral health care providers. Magellan’s care managers focus on access to appropriate providers and settings for behavioral health care services. Our contract with Magellan is capitation-based. In addition, we have extended our agreement with AdvancePCS through December 31, 2008, pursuant to which AdvancePCS, which was acquired by CareMark in 2004, provides pharmacy benefit management services to our members. These services include member services, retail pharmacy network contracting and management, mail pharmacy services, claims processing, payment of claims to participating pharmacies and drug rebate negotiations with manufacturers. We retain primary responsibility for formulary management and compliance, utilization management and pharmacy clinical policies and programs.

In addition, we have contracts with a number of other ancillary service providers, including home health agency providers and intermediate and long-term care providers, to provide access to a wide range of services. These providers are normally paid on either a fee schedule, fixed-per-day or per case basis.

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

Competitors in our markets include national health benefits companies and local and regional for-profit and not-for-profit health insurance and managed care plans. Our markets for managed care products are generally more competitive than our markets for other products, including indemnity products. Our largest competitors in the New York City metropolitan area include national and regional health insurers, such as UnitedHealthGroup and its subsidiaries (including Oxford Health Plans), Aetna, Health Insurance Plan of Greater New York and Group Health Incorporated. We compete in upstate New York with other “Blue” plans, including HealthNow New York Inc., as well as other non-”Blue” plans, such as Capital District Physicians Health Plan and MVP

Health Plan. Our major competitors for national accounts customers include UnitedHealthGroup, Cigna Corporation, as well as other “Blue” plans. In New Jersey, we compete with several national health benefits companies and Horizon Blue Cross Blue Shield.

Blue Cross Blue Shield License

We have the exclusive right to use the Blue Cross and Blue Shield names and marks for all of our health benefits products in all ten counties in the New York City metropolitan area and in six counties in upstate New York and a non-exclusive right to use those names and marks in one upstate New York county. In addition, we have an exclusive right to use only the Blue Cross names and marks in seven counties in our upstate New York service area and a non-exclusive right to use only the Blue Cross names and marks in an additional four counties in upstate New York. We refer to these 28 counties in New York as our Blue Cross Blue Shield licensed territory. Subject to the ceding rules discussed below, we do not have any rights to use the Blue Cross and/or Blue Shield names and marks in New Jersey or elsewhere to market our products and services. We believe that the Blue Cross and Blue Shield names and marks are valuable identifiers of our products and services in the marketplace. The license agreements, which have a perpetual term (but which are subject to termination under circumstances described below), contain reserve requirements, discussed below under “Government Regulation—Capital and Reserve Requirements,” and other requirements and restrictions regarding our operations and our use of the Blue Cross and Blue Shield names and marks.

Upon the occurrence of any event causing termination of the license agreements, we would cease to have the right to use the Blue Cross and Blue Shield names and marks in the Blue Cross Blue Shield licensed territory. We also would no longer have access to other “Blue” plan provider networks through the BlueCard program. We would expect to lose a significant portion of our membership if we lose these licenses. Loss of these licenses could significantly harm our ability to compete in our markets and could require payment of significant monetary penalties to the Blue Cross Blue Shield Association. Furthermore, the Blue Cross Blue Shield Association would be free to issue a license to use the Blue Cross and Blue Shield names and marks in the counties in New York in which we had previously used the Blue Cross and/or Blue Shield name and mark to another entity, which would have a material adverse affect on our business, financial condition and results of operations.

Events that could result in termination of our license agreements include:

•	failure to maintain our total adjusted capital at 200% of authorized control level risk based capital, as defined by the NAIC risk based capital (RBC) model act;

•	failure to maintain liquidity of greater than one month of underwritten claims and administrative expenses, as defined by the Blue Cross Blue Shield Association, for two consecutive quarters;

•	failure to satisfy state-mandated statutory net worth requirements;

•	impending financial insolvency;

•	a change of control not otherwise approved by the Blue Cross Blue Shield Association; and

•	a violation of the Blue Cross Blue Shield Association ownership limitations on our capital stock, including any amendment to the voting trust and divestiture agreement between us and The New York Public Asset Fund which is not approved by the Association or the failure of the Fund to reduce its stockholdings to the ownership limits within the timeframes set forth in that agreement.

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

Each license requires an annual fee to be paid to the Blue Cross Blue Shield Association. The fee is determined based on premiums earned from products using the Blue Cross and Blue Shield names and marks and from a per-contract charge for self-funded membership. During 2004, 2003 and 2002, we paid fees to the Blue Cross Blue Shield Association in the amount of $5.1 million, $2.9 million, and $3.2 million, respectively. The Blue Cross Blue Shield Association is a national trade association of Blue Cross Blue Shield licensees, the primary function of which is to promote and preserve the integrity of the Blue Cross Blue Shield names and marks, as well as to provide certain coordination among the member plans. Each Blue Cross Blue Shield licensee is an independent legal organization and is not responsible for obligations of other Blue Cross Blue Shield Association member organizations. Subject to the “ceding” rules discussed below, we have no right to market products and services using the Blue Cross Blue Shield names and marks outside our Blue Cross Blue Shield licensed territory.

Ceding. The rules and license standards of the Blue Cross Blue Shield Association set forth procedures with respect to the provision of insurance or administrative services to national accounts with employees located in numerous jurisdictions. Blue Cross Blue Shield licensees may offer products on an ASO basis to accounts with headquarters located outside of their licensed areas, provided the other Blue plan with a service area in which the customer is headquartered “cedes” its right to the selling Blue Cross Blue Shield licensee. The duration of the ceding arrangement is determined by the two plans. At December 31, 2004, approximately 38.7% (477,000 members) of our total national account membership, or approximately 9.6% of overall membership, was attributable to ASO business ceded by other plans to us. Most of these ceding arrangements have a three-year term and are subject to renewal.

BlueCard. Under the rules and license standards of the Blue Cross Blue Shield Association, other Blue plans must provide health care to members through the BlueCard program in a manner and scope as consistent as possible to what such member would be entitled to in his or her home region. The Blue Cross Blue Shield Association requires us to pay fees to any host Blue plan that provides these claims and other services to our members who receive care in their service area. Similarly, we are paid fees for providing claims and other services to members of other Blue Cross Blue Shield plans who receive care in our service area.

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

Employees

At January 3, 2005, we employed approximately 5,500 employees in our offices in New York City, Albany, Middletown, Yorktown Heights, Melville, Syracuse and Bohemia, New York, as well as Harrisburg,

Pennsylvania, and several other smaller locations. Approximately 1,500 of these employees are engaged in administration of our contracts with CMS, under which we act as a fiscal intermediary for the Medicare Part A program and a carrier for the Medicare Part B program. Twenty-four employees in our internal sales division are subject to a collective bargaining agreement with the Office and Professional Employees International Union. No other employees are subject to collective bargaining agreements. Overall, we believe that our relations with our employees are good, and we have not experienced any work stoppages.

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

The federal government and the governments of the states in which we conduct our health care operations have adopted laws and regulations that govern our business activities in various ways. These laws and regulations may restrict how we conduct our business and may result in additional burdens and costs to us. Areas of governmental regulation include:

•	licensure;

•	policy forms, including plan design and disclosures;

•	premium rates and rating methodologies;

•	underwriting rules and procedures;

•	benefit mandates;

•	eligibility requirements;

•	geographic service areas;

•	market conduct;

•	utilization review;

•	payment of claims, including timeliness and accuracy of payment;

•	special rules in contracts to administer government programs;

•	transactions with affiliated entities;

•	limitations on the ability to pay dividends;

•	transactions resulting in a change of control;

•	member rights and responsibilities;

•	sales and marketing activities;

•	broker compensation;

•	quality assurance procedures;

•	privacy of medical and other information and permitted disclosures;

•	rates of payment to providers of care;

•	surcharges on payments to providers;

•	provider contract forms;

•	delegation of financial risk and other financial arrangements in rates paid to providers of care;

•	agent licensing;

•	financial condition (including reserves);

•	corporate governance; and

•	permissible investments.

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

Initial rates and rating formulae for all new products in New York require the prior approval of the New York Department of Insurance. Initial rates for all small group and individual products and large group HMO products in New Jersey require the prior approval of the New Jersey Department of Banking and Insurance. In New Jersey, large group rates and rating methodologies for large group PPO products are not filed with the New Jersey Department of Banking and Insurance. Instead, a differential test is filed on a triennial basis, to show the value of the in-network and out-of-network benefits (including copayments and deductibles), which cannot differ by more than 30% or, under certain circumstances, 40%.

Rate increases on experience-rated products in either state do not require prior approval, but in New York, must be consistent with the formula filed with the New York Department of Insurance. Rate increases on community rated products in New York generally can be implemented on a file and use basis that does not require the prior approval of the New York Department of Insurance but are subject to annual minimum medical loss ratio requirements. With respect to rate changes for community rated products, the New Jersey Department of Banking and Insurance has 60 days from the date of receipt of a rate filing to disapprove the filing. Unless the filing is disapproved, the insurer or HMO may use the form on the effective date specified within the filing.

As part of the plan of conversion, we agreed to several restrictions on premium rate increases relating to three categories of our individual members. A discussion of these restrictions is described under “Item 1 – Business - The Plan of Conversion—The Legislation and the Plan.”

New York State Hospital Reimbursement. New York hospital rates are governed by the Health Care Reform Act, which was adopted in 1997. The Health Care Reform Act eliminated New York’s former state rate-setting system and allows hospitals and health insurance companies to negotiate reimbursement rates. The Act also provides certain funding streams for public goods, including graduate medical expenses and charity care. Graduate medical education expenses are subsidized through a monthly per covered life assessment on insurers, HMOs and self-funded plans. Compensation for hospital bad debts and charity care and certain other programs are funded by a surcharge on hospital services. We pay the surcharge directly to a State-run pool. The legislation is scheduled to expire on June 30, 2005, but we expect the legislature to extend the legislation with some modifications.

Market Stabilization and Stop Loss Pools. The New York State Community Rating Law (the “Community Rating Law”) requires insurers and HMOs writing small employer (groups with less than 50 eligible employees) and direct pay (individual) business to participate in certain market stabilization pools (“Pools”). Under the Community Rating Law there are two major Pools: a pool for individual and small group contracts excluding Medicare Supplemental contracts (“non-Med Supp Pool”) and a pool for Medicare Supplemental contracts (“Med Supp Pool”). Both Pools operate on a calendar year basis. These Pools are described in greater detail under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Market Stabilization Pools.” Due to the complexity of the Pools’ mechanisms, implementation of the Pools has been delayed in recent years. The New York State Insurance Department is actively working to finalize implementation procedures and we expect the Pools to be operational sometime in 2005.

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

Foreign Laws and Regulations. We may be subject to the laws of states other than those in which we are licensed with respect to persons we cover who reside in those states. We may also be subject to scrutiny from regulatory agencies in those states. We do not believe the costs related to compliance with such laws, if applicable, will have an adverse impact on our business, financial condition or results of operations.

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

Capital and surplus requirements for Empire HealthChoice HMO, Inc., our HMO subsidiary which is directly owned by Empire, are regulated under a different method set forth in the New York Department of Health’s HMO regulations. The regulations require that Empire HealthChoice HMO currently maintain reserves of five percent of its annual New York-based premium income. Empire HealthChoice HMO, with respect to its operations in New York, meets the financial reserve standards of the New York Department of Health. The Department of Health is expected to publish regulations for adoption during 2005 that will increase the required reserves gradually over the next six years to twelve and one half percent of annual premium income. If that requirement changes it will affect all HMOs and we expect we will meet those revised standards. In November 2002, Empire HealthChoice HMO received a $50.0 million capital contribution from Empire, which was made in connection with the transfer of our New York HMO business from Empire HealthChoice, or HealthChoice, to Empire HealthChoice HMO during 2002 in order to ensure compliance with New York capital and surplus requirements. HealthChoice was our parent company prior to our initial public offering in November 2002. Empire HealthChoice HMO is also licensed in New Jersey and there are minimum net worth standards established under New Jersey laws and regulations. Empire HealthChoice HMO, with respect to its operations in New Jersey, meets the minimum net worth standards established under New Jersey law. Empire HealthChoice HMO is also subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement which is applicable to Empire and satisfies that requirement.

Our New Jersey operations are not subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement. At December 31, 2004 WellChoice Insurance of New Jersey met the minimum capital and surplus requirements of the New Jersey Department of Banking and Insurance.

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

However, under Blue Cross Blue Shield Association guidelines, Empire and Empire HealthChoice HMO are required to establish a mechanism which ensures payment of certain claim liabilities and continuation of coverage in the event of insolvency. Empire and Empire HealthChoice HMO maintain a deposit agreement with the Blue Cross Blue Shield Association for out-of-area services to provide such assurance. The amount of the deposit is approximately 17% of Empire’s and Empire HealthChoice HMO’s unpaid claim reserves for out-of-area services. At December 31, 2004, the market value and amortized cost of the investment on deposit was $9.6 million.

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

Federal Regulation

ERISA. The provision of services to certain employee health benefit plans is subject to ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the federal Department of Labor. ERISA regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities may also be subject to regulation under ERISA. Of particular application are the regulations adopted by the Department of Labor that revise claims procedures for employee benefit plans governed by ERISA (insured and self-funded), effective for claims filed on or after July 1, 2002. Given that the state insurance laws in New York and New Jersey, as well as many other states, already contain stringent claim appeal process requirements, the rules have not significantly impacted our operations. However, we cannot predict the ultimate impact on our business and results of operations in future periods.

HIPAA. HIPAA required the adoption of regulations accomplishing three goals:

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

In accordance with the final rules standardizing electronic transactions between health plans, providers and clearinghouses, those parties are required to conform their electronic and data processing systems with HIPAA’s electronic transaction requirements. The compliance date for these rules was delayed until October 2003 for those plans, including the Company, that filed an extension request by October 2002. Our electronic and data processing systems were fully capable of conducting all electronic transactions in compliance with the rules by the compliance date. However, to address the fact that a significant number of parties, including health care providers, were not ready to conduct transactions in a HIPAA-compliant format by October 2003, CMS asked commercial health plans like us to adopt a contingency plan to allow our trading partners to continue to use a non-compliant format for a limited period of time to help ensure a smooth transition. We have cooperated with this request. By the end of this transition period, which will be determined by CMS, all electronic transactions will be conducted in compliance with these rules. Some states have adopted more stringent requirements for health care information privacy and security than the standards set by HIPAA. We believe we are in compliance with all state privacy and security laws and regulations to which we are subject.

The final security standards became effective on February 20, 2003. We must comply with the security standards by April 21, 2005. They require covered entities to implement a variety of security measures to protect electronic protected health information and include security standards and implementation specifications grouped under one of three categories: administrative, physical and technical safeguards. While we currently have adequate safeguards in place to protect health information, we have also developed additional processes to enable us to implement security measures to comply with the rules. We expect to be fully compliant by April 21, 2005.

In addition, provisions of the federal Gramm-Leach-Bliley Act generally require insurers to protect the privacy of consumers’ and customers’ non-public personal information and authorize state regulators to enact and enforce privacy standards that meet at least the federal minimum requirements. Like HIPAA, this law sets a “floor” standard, allowing states to adopt more stringent requirements governing privacy protection. In compliance with the Gramm-Leach-Bliley Act, the New York State Department of Insurance issued privacy and security regulations affording New York consumers and customers privacy protections and notice rights and the New Jersey Department of Banking and Insurance issued rules that provide for the safeguarding of customer information. New Jersey already had laws regulating the collection, use and disclosure of information that met or exceeded the Gramm-Leach-Bliley Act requirements, and therefore the New Jersey Department of Banking and Insurance stated that compliance with state law by insurers transacting business in New Jersey is deemed to be compliance with the privacy and notice requirements of the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act also gives banks and other financial institutions the ability to affiliate with insurance companies, which may lead to new competitors in the insurance and health benefits fields.

Our external costs for HIPAA compliance through 2004 were $6.9 million, inclusive of the $0.6 million spent in 2004. In early 2004, final rules were adopted under HIPAA that mandate the use of national provider identifiers as the standard unique health identifier for health care providers to be used in filing and processing health care claims and other transactions by May 2007. We cannot predict the ultimate impact HIPAA will have on our business and results of operations in future periods.

Medicare

Empire HealthChoice HMO operates a Medicare+Choice plan (to be called Medicare Advantage commencing in 2006) pursuant to a contract with CMS under the federal Department of Health and Human Services, and that contract is subject to applicable federal laws and regulations. Our Medicare+Choice members receive their Medicare benefits from our HMO rather than directly from the federal government under the standard Medicare Part A and Part B programs. CMS has the right to audit health plans operating under Medicare contracts to determine their compliance with CMS’s contracts and regulations and the quality of care being rendered to the health plan’s Medicare members. The contract to participate in the Medicare+Choice program could, under certain circumstances, be terminated by the federal government or by us.

In December 2003, the President signed into law the Medicare Prescription Improvement and Modernization Act, or MMA, which alters the Medicare+Choice program. Under the MMA, Medicare+Choice plans received increased funding from CMS in 2004 which is also available in 2005, provided these funds are used for limited purposes such as to increase benefits or decrease premiums. In 2004 we obtained such additional funding and anticipate continued receipt of such additional funds throughout 2005.

The MMA also amends the entire Medicare+Choice program and will include HMOs, regional PPOs that cover entire regions, health savings accounts, or HSAs, and other plans. CMS has recently announced that the entire State of New York will be deemed a “region” for the Medicare Advantage PPO program. Payment under this program will be based on the submission of bids by plans that wish to participate in the program.

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

MMA also provides for tax-advantaged Health Savings Accounts (HSAs), effective January 1, 2004, to help eligible individuals with high-deductible health insurance plans pay for qualified medical expenses. HSA contributions are permitted up to the applicable plan deductibles, with a cap of $2,600 for individuals and $5,150 for families. HSAs may be offered by employers of all sizes and both the employer and employee can contribute. Employer contributions will not be counted as income and individual contributions will be tax-deductible. HSA balances may be rolled over and accumulated from year to year. Our consumer directed health product includes an HSA option.

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

Legislative and Regulatory Initiatives

There has been a continuing trend of increased health care and health insurance regulation at both the federal and state levels. The federal government and many states, including New York and New Jersey, are considering additional legislation and regulations related to health care plans, including, among other things:

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

In 2003 and 2004, Congress considered, but did not adopt, legislation authorizing association health plans or AHPs to offer health insurance coverage to small groups without state oversight. Specifically, AHPs would be exempt from state insurance laws and subject to minimal federal rules and oversight. State regulated health plans would remain subject to state rules and oversight, thus requiring them to compete with largely unregulated entities for business. In his State of the Union address in January 2005, the President again proposed adoption of legislation authorizing AHPs.

The New York State Attorney General, the New York Insurance Department, the New York Legislature and others are reviewing practices regarding payment of broker commissions. We expect that revised legislation or regulations will be adopted or issued in 2005, which could affect the manner in which we and others in the industry compensate brokers.

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

As part of the plan of conversion, we agreed to several restrictions on premium rate increases relating to three categories of our individual members. The first category is a small group of members who currently are covered under a comprehensive individual indemnity policy that is no longer sold by us. This group of members is eligible for Medicare by reason of disability and would not be eligible to purchase comparable coverage if their policies were terminated. Current law applicable to us and the Conversion Legislation prohibits us from discontinuing these policies. There are fewer than 250 individuals covered under these policies and new enrollment is prohibited. We agreed in the plan of conversion that we will not discontinue these policies and that we will not increase rates on these policies by more than 10% (or such lesser amount as may be required if the current statute is amended to provide a lower maximum for “file and use” rates) in any 12-month period without the Superintendent’s prior approval, which may only be granted following a public hearing.

The second category relates to members covered by our individual Medicare supplemental policies and the third category relates to our individual direct pay voluntary indemnity policies. Currently, we offer three standard Medicare supplemental packages, A, B and H, and at December 31, 2004, approximately 97,000 individuals were covered under these policies and approximately 16,000 members were covered under our individual direct pay voluntary indemnity policies. We agreed that, with respect to the premium rates applicable to our individual Medicare supplemental policies and our individual direct pay voluntary indemnity policies, we will comply with certain provisions of the New York Insurance Law in effect on December 31, 1999 relating to premium rate increases for persons covered under policies issued by Article 43 (not-for-profit) insurers for a period of five years and three years, respectively, following the effective date of the conversion. Specifically, for rate increases applicable to individual Medicare supplemental policies and individual direct pay voluntary indemnity policies during the five-year and three-year periods, respectively:

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

Recently, the New York State Comptroller raised two issues regarding his responsibilities in connection with the conversion and the Fund. Specifically, in October 2004 the Comptroller issued a legal opinion asserting that, contrary to a legal opinion previously received by the Company in connection with its initial public offering in November 2002, he believes that no contract entered into by the Fund which has a value of greater than $15,000, including underwriting agreements, is valid unless approved by the Comptroller under Section 112 of the New York State Finance Law. In addition, the Comptroller asserts that he believes that he is the “custodian” of the WellChoice stock issued to the Fund under the statute authorizing the conversion of the Company to a for-profit entity, and that, based on this requirement, he was a necessary signatory to the voting trust and divestiture agreement between the Company, the Fund and the Bank of New York. Based on this position the Comptroller believes that certain amendments to that agreement are required.

The Company and the Fund disagree with the Comptroller’s assertions regarding these issues and are supporting legislation introduced by the Governor of the State of New York to clarify the role of the New York State Comptroller in connection with the Fund. However, if the Comptroller’s position regarding Section 112 is correct, all contracts previously entered into by the Fund could be deemed invalid and unenforceable and the Fund may not be able to enter into additional contracts, unless and until the Comptroller’s approval is obtained. This issue could be resolved if the Fund submitted its contracts to the Comptroller and obtained approval.

If this issue is not resolved, the dispute could jeopardize the ability of the Fund to meet the sell down requirements set forth in the voting trust and divestiture agreement in a timely fashion. In this regard, in November 2004, WellChoice made an offer to buy back $200 million of WellChoice common stock from the Fund; this offer was not accepted. The next sell down deadline is November 14, 2005, by which time the Fund must reduce its WellChoice ownership to less than 50%. This would require the Fund to sell approximately 10 million shares of WellChoice common stock. In the event the requirement is not met, the voting trust and divestiture agreement stipulates that the WellChoice shares representing ownership in excess of 50% must be transferred to a sales agent, who will then sell the shares as quickly as reasonably possible. Under the terms of the voting trust and divestiture agreement, failure to meet the November 14, 2005 deadline could also result in penalties under the Company’s license agreement with the Blue Cross Blue Shield Association, including potential revocation of the license.

The Company is working with the other parties to amend the voting trust and divestiture agreement to resolve the custodial issue. There is no certainty that all of the various entities (the Fund, the Bank of New York, the Blue Cross Blue Shield Association and the Comptroller) will be able to agree on the terms of any such amendment.

Since the issue came to our attention, the Company has worked with all parties to try to resolve these issues. While we believe the matter will be resolved, as the parties are working toward resolution, the timing of any such resolution is unclear and the Company believes that the dispute has reached the point where disclosure may be important to investors.

Additional Factors That May Affect Future Results of Operations

Risks Relating to Our Business

Our inability to address health care costs and implement increases in premium rates could negatively affect our profitability.

Our profitability depends in large part on our ability to accurately predict and manage future health care costs through underwriting criteria, quality initiatives and medical management, product design and negotiation of favorable provider reimbursement rates. The following includes factors that are beyond our control and may adversely affect our ability to predict and manage health care costs:

•	higher than expected utilization of services;

•	an increase in the number of high-cost cases;

•	changes in the population or demographic characteristics of members served, including aging of the population;

•	an unexpected increase in provider reimbursement rates due to unfavorable rate negotiations;

•	medical cost inflation;

•	changes in healthcare practices;

•	cost of prescription drugs and direct to consumer marketing by pharmaceutical companies;

•	the introduction of new medical technology and pharmaceuticals; and

•	the enactment of legislation that requires us to expand the delivery of required benefits.

In addition to the challenge of managing health care costs, we face pressure to contain prices for our products. Our customer contracts may be subject to renegotiations as customers seek to contain their costs. Alternatively, our customers may move to a competitor to obtain more favorable prices. A limitation on our ability to increase or maintain our prices could result in reduced revenues and earnings, which could have an adverse impact on the trading prices of our common stock and the value of your investment.

A reduction in enrollment in our products could affect our business and profitability.

A reduction in the number of members in our products could reduce our revenues and profitability. Factors that could contribute to a reduction in membership include:

•	failure to obtain new customers or retain existing customers;

•	premium increases and benefit changes;

•	failure to successfully implement our growth strategy;

•	failure to provide innovative products that meet the needs of our customers or potential customers;

•	the withdrawal of a specific product;

•	reductions in workforce by existing customers;

•	negative publicity and news coverage; and

•	A general economic downturn that results in business failures.

Our profitability may be adversely affected if we are unable to maintain our current provider agreements and to enter into other appropriate agreements.

Our profitability is dependent in part upon our ability to contract on favorable terms with hospitals, physicians and other health benefits providers. Our agreements with these providers generally have fixed terms that require that we renegotiate them periodically. The failure to maintain or secure new cost-effective health care provider contracts may result in a loss in membership or higher costs of benefits provided. Large groups of physicians, hospitals and other providers have in recent years begun to collectively renegotiate their contracts with health insurance companies like us. In addition, physicians, hospitals and other provider groups continue to consolidate to create hospital networks. This cooperation and consolidation among providers increases their bargaining positions and allows them to negotiate for higher reimbursement rates. Demands for higher reimbursement rates may lead to increased premium rates or the loss of beneficial hospitals and physicians and a disruption of service for our members, which in turn could cause a decrease in existing and new business. If this practice continues, it could have an adverse effect on our business, financial condition and results of operations.

If our insurance and claims reserves are inadequate our incurred claims expense would increase and our future earnings could be adversely affected.

We are required to estimate the total amount of claims for healthcare services for enrolled members that have not been reported, or received but not yet adjudicated, during any accounting period. Our results of operations depend in large part on our ability to accurately estimate the amount of these claims and effectively manage healthcare costs. These estimates, referred to as claim reserves, are recorded as liabilities on our balance sheet. We estimate claim reserves in accordance with Actuarial Standards of Practice promulgated by the Actuarial Standards Board, the committee of the American Academy of Actuaries that establishes professional guidelines and standards for actuaries to follow. Factors we consider in estimating future payments include existing claims data, medical cost trends, the mix of products and benefits sold, internal processing changes and the amount of time it took to pay all of the benefits for claims from prior periods. To the extent the actual amount of claims expense is greater than the estimated amount of claims expense based on our underlying assumptions, our cost of benefits provided would increase and future earnings could be adversely affected.

Loss of our New York State or New York City accounts could result in reduced membership and revenue and the need to reallocate or absorb administrative expenses.

As of December 31, 2004, our New York State account covered approximately 998,000 members, or 20.1% of our total membership and 22.8% of our commercial managed care membership, and our New York City account covered approximately 824,000 members, or 16.6% of our total membership and 18.8% of our commercial managed care membership. We provide hospital-only coverage under both of these accounts. The pricing of our products provided to New York State and New York City has historically been renegotiated annually. With respect to the New York State account, effective January 1, 2003, we agreed to new retention or administrative expense pricing covering a three- year period through December 31, 2005, though both parties retain the right to terminate the contract upon six months’ notice. For over three years, the New York City account has been subject to a competitive bid process in which we have participated, relating to a five-year contract. At this time, there is no official timetable for awarding the five-year contract. We have agreed to rates with the New York City account for the period from July 1, 2004 through June 30, 2005. The loss of one or both of the New York State and New York City accounts would materially reduce our membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

The termination of our license agreements to use the Blue Cross and Blue Shield names and marks would have an adverse effect on our business, financial condition and results of operations.

We are a party to license agreements with the Blue Cross Blue Shield Association, an association of independent Blue Cross Blue Shield plans, which entitle us to the exclusive use of the “Cross and Shield,” or Blue Cross and Blue Shield names and marks in ten counties in the New York City metropolitan area and in six counties in upstate New York, the non-exclusive right to use the Blue Cross and Blue Shield names and marks in one upstate New York county, the exclusive use of only the Blue Cross name and mark in seven upstate New York counties and the non-exclusive use of only the Blue Cross name and mark in an additional four upstate New York counties. We use these names and marks to identify our products and services in these licensed counties. The Blue Cross and Blue Shield license agreements also contain other requirements and restrictions regarding our operations and our use of the Blue Cross and Blue Shield names and marks. These requirements and restrictions are subject to change from time to time. New requirements or restrictions could have a material adverse effect on our business, results of operations and financial condition.

Upon the occurrence of any event causing termination of the license agreements, we would cease to have the right to use the Blue Cross and Blue Shield names and marks or to have access to the Blue Cross Blue Shield Association’s networks of providers. Although we cannot predict with certainty what effect the loss of those licenses would have on us, we expect that we would lose a substantial portion of our membership. The loss of these licenses would significantly harm our ability to compete in our markets and may require payment of significant monetary penalties to the Blue Cross Blue Shield Association. Furthermore, the Blue Cross Blue Shield Association would be free to issue to another entity, including one of our competitors, a license to use the Blue Cross Blue Shield names and marks in the counties in New York in which we had previously used the Blue Cross and/or Blue Shield names and marks, which would have a material adverse effect on our business, financial condition and results of operations.

Events which could result in termination of our license agreements include, among others:

•	failure to maintain capital at specified levels;

•	failure to maintain liquidity of greater than one month of underwritten claims and administrative expenses, as defined by the Blue Cross Blue Shield Association, for two consecutive quarters;

•	failure to satisfy state-mandated statutory net worth requirements;

•	impending financial insolvency;

•	a change of control not otherwise approved by the Blue Cross Blue Shield Association or

•	a violation of the Blue Cross Blue Shield Association ownership limitations on our capital stock, including any amendment to the voting trust and divestiture agreement which is not approved by the Association or the failure of the Fund to reduce its stockholdings to the ownership limits within the timeframes set forth in the agreement.

In this regard, the Comptroller recently raised two issues regarding his responsibilities with respect to the Fund that could impact our ability to comply with these requirements. Specifically, in October 2004, the Comptroller issued a legal opinion asserting that, contrary to an opinion from counsel previously received by the Company in connection with its initial public offering in November 2002, he believes that no contract entered into by the Fund with a value of greater than $15,000, including underwriting agreements, is valid unless approved by the Comptroller under Section 112 of the State Finance Law. In addition, the Comptroller asserts that he believes that he is the “custodian” of the stock issued to the Fund under the statute authorizing the conversion, and that, based on this requirement, he was a necessary signatory to the voting trust and divesture agreement between the Company, the Fund and The Bank of New York. Based on this position the Comptroller believes that certain amendments to that agreement are required. We disagree with the Comptroller’s position regarding these issues.

If the Comptroller’s position regarding Section 112 is correct, the Fund may not be able to enter into additional contracts, unless and until the Comptroller’s approval is obtained or pending legislation is enacted that would clarify that the Comptroller’s approval is not required. The continuation of this dispute could jeopardize the ability of the Fund to meet the sell down requirements set forth in the voting trust and divestiture agreement in a timely fashion. In addition, if the Comptroller’s position regarding the custodian issue is correct, the Company will need to amend the voting trust and divestiture agreement. The various entities (the Fund, The Bank of New York, the Blue Cross Blue Shield Association and the Comptroller) may not be able to agree on the terms of any such amendment. Failure to agree to this amendment could jeopardize our license with the Association.

Any merger or acquisition transaction may require the approval of the Blue Cross Blue Shield Association because of the restrictions contained in the license agreements or any current or future policy of the Blue Cross Blue Shield Association.

In addition, our certificate of incorporation contains restrictions on transfer and ownership limitations that correspond to the Blue Cross Blue Shield Association’s rules applicable to our licenses of the Blue Cross and Blue Shield names and marks. Our certificate of incorporation (and the Blue Cross Blue Shield Association’s ownership limits) restricts beneficial ownership of our voting capital stock to less than 10% for institutional investors and less than 5% for non-institutional investors, both as defined in our certificate of incorporation, as well as ownership of equity securities representing ownership interests, whether voting or nonvoting, in our company to less than 20%. Although we believe that these limitations are enforceable under Delaware law, we are not aware of any case in which a court has specifically addressed this issue. If one of our stockholders violates the ownership limitations and a court does not enforce the provisions of our certificate of incorporation or the Fund breaches the voting trust and divestiture agreement, we could lose our licenses to use the Blue Cross and Blue Shield names and marks.

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

In addition, as a high profile, diverse and highly populated city, New York City could be the target of future terrorist attacks, including bio-terrorism and other public health threats, which could significantly increase the risks of our business, such as the risk of significant increases in costs of benefits provided following such an event. For example, a bio-terrorism attack could cause increased utilization of healthcare services, including physician and hospital services, high-cost prescription drugs and other services.

Significant competition from other health care companies could negatively affect our ability to maintain or increase our profitability.

Our business operates in a highly competitive environment, both in the states of New York and New Jersey as well as nationally. Our largest competitors in the New York City metropolitan area include national and regional health insurers such as UnitedHealth Group, Inc.’s subsidiaries: UnitedHealthCare and Oxford Health Insurance, Inc., as well as Aetna, Inc., Health Insurance Plan of Greater New York and Group Health Incorporated. Our major competitors for national accounts customers include UnitedHealth Group, Cigna Corporation and Aetna as well as other “Blue” plans.

Competition in our industry has intensified in recent years, due to more aggressive marketing and pricing practices by other health care organizations, a customer base which focuses on quality while still being price-sensitive, the introduction of new products for which health insurance companies must compete for members and significant merger and acquisition activity. This environment has produced, and will likely continue to produce, significant pressures on the profitability of health insurance companies. Concentration in our industry also has created an increasingly competitive environment, both for customers and for potential acquisition targets, which may make it difficult for us to grow our business. Some of our competitors are larger than us and have greater financial and other resources than we do. We may have difficulty competing with larger health insurance companies, which can create downward price pressures on provider rates through economies of scale. We may not be able to compete successfully against current and future competitors. In addition, in recent years, the nature and means by which participants in the health care and health insurance industries market products and deliver services have changed rapidly. We believe this trend will continue, requiring us to continue to respond to new and, possibly, unanticipated competitive developments. Competitive pressures faced by us may adversely affect our business, financial condition and results of operations.

Our ability to grow our business through acquisitions may be limited by the terms of our license agreements to use the Blue Cross and Blue Shield names and marks.

In order to distribute our products effectively, we must continue to recruit and retain, and establish relationships with, qualified agents and brokers. Skilled agents and brokers are in high demand and we may be unable to continue to recruit and retain, and establish relationships with, such agents and brokers. If such agents and brokers do not help us to maintain our current customer accounts or establish new accounts, our business and profitability could be adversely affected.

We face heavy competition from other health benefits plans to enter into contracts with hospitals, physicians and other providers for our provider networks. Consolidation in our industry, both on the provider side and on the health insurer side, only exacerbates this competition.

Further, Blue Cross Blue Shield plans share their local provider networks under the BlueCard program allowing enrolled members to obtain service when they travel outside of their home plan’s service areas. Our license agreements with the Blue Cross Blue Shield Association require us to pay fees to any host Blue Cross Blue Shield member plan in exchange for providing these claims and services to our members in their service area. BlueCard fees are significant for our business and are not incurred by non-Blue health insurers. As non-Blue health insurers are rapidly consolidating through acquisitions, they are able to expand their provider network to better compete with us on national business without the added burden of having to pay these fees. As a result, our premium rates may not be as competitive as those of non-Blue plans, to the extent their cost savings are not offset by the expense of securing national provider networks for their members.

Medicare premiums may not keep up with the cost of health care services we provide under our Medicare+Choice product and we may not be able to maintain our Medicare+Choice membership at current levels.

We offer a Medicare+Choice product through our New York HMO operations. Under the Medicare+Choice program, Medicare beneficiaries have the option of receiving their care through an HMO instead of the traditional Medicare fee-for-service program. At December 31, 2004, we had approximately 56,000 members enrolled in Medicare+Choice, or 1.3% of our commercial managed care membership, which accounted for 11.1% of our commercial managed care premium revenue for the year ended December 31, 2004.

In connection with this product, we receive a fixed per member per month, or PMPM, capitation payment from the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicare program. In some counties in which we offer the Medicare+Choice program, we receive additional premiums from our members. We bear the risk that the actual cost of covered health services may exceed the premium payments we receive from CMS and our members. This can happen if the utilization of health care services increases at a faster rate than we expect or if our hospitals and providers demand larger increases than we anticipated. If the costs of health care exceed the amount we receive from CMS, we may be required to increase supplemental premiums or decrease the level of benefits offered. These changes may make our product less attractive to Medicare beneficiaries and, as a result, our Medicare+Choice membership could decrease.

The bidding process for the new Medicare Advantage PPO program could result in reduced levels of payment from CMS for existing business and we may be unsuccessful in bidding for new Medicare Advantage PPO business.

Under the MMA, starting in 2006, the program will be known as the Medicare Advantage program and will include HMOs, regional PPOs that cover entire regions and local PPOs that cover smaller localities. Payment under this program will be based on competitive bids. The bidding process could result in reduced levels of payment from CMS under the Medicare Advantage program. In addition, we do not operate statewide in New York and CMS has recently announced that the entire State of New York will be deemed a “region” for the

Medicare Advantage PPO program. Accordingly, we will need to enter into a joint venture with one or more health insurers in order to compete for this business in New York. We may not be successful in this bidding process.

As a Medicare fiscal intermediary and carrier, we are subject to complex regulations. If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties.

Empire is a fiscal intermediary for the Medicare Part A program and a carrier for the Medicare Part B program, which provide hospital and physician coverage to persons 65 years or older. As a fiscal intermediary and carrier, we serve as an administrative agent for the traditional Medicare fee-for-service program and receive reimbursement for certain costs and expenditures, which are subject to adjustment upon audit by CMS. The laws and regulations governing fiscal intermediaries and carriers for the Medicare program are complex, subject to interpretation and can expose a fiscal intermediary and carrier to penalties for non-compliance. Fiscal intermediaries and carriers may be subject to criminal fines, civil penalties or other sanctions as a result of such audits or reviews. However, there can be no assurance that our compliance program will be adequate or that regulatory changes or other developments which occur in the future will not result in infractions of the CMS requirements.

Changes in the Medicare intermediary and carrier contracting process could result in our ceasing to be a Medicare intermediary and carrier, in which event we would no longer be reimbursed for allocated overhead costs.

We have one year agreements with CMS to act as a Medicare fiscal intermediary for the Medicare Part A program and a carrier for the Medicare Part B program under which we are reimbursed for costs and expenses incurred in fulfilling our contractual obligations. These contracts have been renewed by CMS every October for successive one-year periods since 1988. By October 2005, as provided by the MMA, CMS will divide the country into a set number of geographic processing regions for Medicare contracting purposes.

In October 2005, CMS will begin to phase in over a six-year period a mandatory competitive bidding process that will require bidders to enter into five-year contracts covering a specified processing region. The geographic regions to be specified by CMS will in all likelihood differ from the geographic regions that we currently support. In addition, the bidding process will expand the pool of potential contractors to all qualified parties and will no longer be limited only to insurance carriers.

Depending upon the regional specifications and other contract terms, we may choose not to bid on this contract, or if we do bid, we may not be successful in this bidding process, which would result in the loss of this line of business. If we were to cease to serve as a Medicare contractor, we would no longer be reimbursed by CMS for overhead costs and expenses which are currently allocated to these contracts.

We are dependent on the success of our relationship with IBM for a significant portion of our information system resources.

In June 2002, we entered into an agreement with International Business Machines Corporation, or IBM, pursuant to which we outsourced a portion of our core applications development as well as our data center operations and our help desk to IBM through 2012. We are dependent upon IBM for these support functions. If our relationship with IBM is terminated for any reason, we may not be able to find an alternative partner in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the demands of our customers and, in turn, our business, financial condition and results of operations may be harmed.

We may not be adequately indemnified against all possible losses through the terms and conditions of the agreement. In addition, some of our termination rights are contingent upon payment of a fee, which may be significant.

The success of our business depends on developing and maintaining a modernized computer and technology infrastructure.

Our business and operations may be harmed if we do not maintain our information systems and the integrity of our proprietary information. We are materially dependent on our information systems for all aspects of our business operations. Malfunctions in our information systems, security breaches or the failure to maintain effective and up-to-date information systems could disrupt our business operations, alienate customers, contribute to customer and provider disputes, result in regulatory violations, increase administrative expenses or lead to other adverse consequences. The use of patient data by all of our businesses is regulated at federal, state and local levels. These laws and rules change frequently and developments require adjustments or modifications to our technology infrastructure. These and other material changes affecting our information systems could harm our business, financial condition and results of operations.

In addition, to remain competitive, we must maintain up-to-date e-business capabilities that enable interactions with customers, brokers, agents, employees and other stakeholders through web-enabling technology. The failure to maintain effective and up-to-date e-business systems could cause disruptions in our operations, the loss of existing customers and difficulty attracting new customers, each of which could adversely affect our business and profitability.

A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, results of operations and financial condition.

We are, and in the future may be, a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property related litigation. In addition, because of the nature of our business, we are subject to a variety of legal and regulatory actions relating to our business operations or to our industry, including the design, management and offering of our products and services.

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

In September 1999, a group of plaintiffs’ trial lawyers publicly announced that they were targeting the managed care industry by way of class action litigation. Since that time, two actions, one purporting to be a class action on behalf of providers and the other brought by the Medical Society of the State of New York, have been commenced against us in New York State court generally challenging managed care practices, including cost containment mechanisms, disclosure obligations and payment methodologies. In August 2003, a similar nation-wide federal putative class action was brought against Empire, the Blue Cross Blue Shield Association and virtually every Blues plan in the country, on behalf of all medical doctors and doctors of osteopathy. This action, known as the Thomas litigation, like the two pending state actions, generally challenges managed care practices, including cost containment mechanisms, disclosure obligations and payment methodologies. In October 2003, a substantially similar federal putative class action was brought against Empire, the Blue Cross Blue Shield Association and virtually every Blues plan in the country, on behalf of ancillary providers, such as podiatrists, psychologists, chiropractors, physical therapists, optometrists, opticians, social workers, nurse practitioners and acupuncturists. Again, like Thomas, this action, known as the Solomon litigation, raises similar allegations, as well as the added allegation that we subject claims submitted by ancillary providers to stricter scrutiny than claims submitted by medical doctors and doctors of osteopathy. We intend to defend vigorously all of these cases. We will incur defense costs and we cannot predict the outcome of these cases. Certain potential liabilities may not be covered by insurance, and a large judgment against us or a settlement could adversely affect our business, financial condition and results of operations.

A substantial decline in our ceding relationships could have an adverse effect on our business.

The rules and license standards of the Blue Cross Blue Shield Association set forth procedures with respect to the provision of insurance to national accounts with employees located in numerous jurisdictions that are covered by more than one Blue Cross Blue Shield licensee. To provide insurance or administrative services to a national account with its principal place of business outside our New York service area, we are required to obtain permission, referred to as “ceding,” from the Blue Cross Blue Shield Association member plan with a license in the service area in which the principal place of business is located. Ceding by member plans is voluntary and there is no guarantee that a member plan will continue to cede business to us. Currently, approximately 477,000 national account members, or 9.6% of our total membership, through 15 national accounts, is ceded from four plans. If several of these plans terminated our ceding agreements it could have an adverse effect on our profitability, financial condition and results of operations.

Risks Relating to Our Relationship with the Fund

As long as the Fund owns a significant portion of the outstanding shares of our common stock, we will need the Fund’s approval to engage in certain change of control transactions, recapitalizations, restructurings or other similar corporate actions.

The Fund currently owns approximately 61.9% of the outstanding shares of our common stock and all of the Class B common stock. Under a voting trust and divestiture agreement that we entered into with the Fund in connection with the conversion, the Fund has deposited in a voting trust all of its shares that exceed one share less than 5% of the outstanding common stock. The trustee of the voting trust has agreed to vote the shares of common stock owned by the Fund which are held in the voting trust for nominees for director as approved by a majority of the independent members of our board and the trustee has agreed to vote against any nominee for director for whom no competing candidate has been nominated or selected by a majority of the independent members of our board. Likewise, the Fund’s shares must be voted in accordance with the recommendation of a majority of our independent board members, but the Fund will be able to direct the vote of these shares freely on a change of control transaction submitted to stockholders. If the matter concerns an employee compensation plan for which stockholder approval is sought, or a precatory stockholder proposal (that is, an advisory proposal made by a stockholder pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 that merely recommends or requests that we or our board of directors take certain actions), the trustee has agreed to vote the trust shares in the same proportions as the shares voted by other holders of our common stock (other than the trustee of the voting trust, the Fund and our directors, officers, trustees of any of our employee benefit plans and those of our affiliates). In addition, the affirmative vote of the Fund, voting separately as the holder of the Class B common stock, subject to certain exceptions, is required for the following actions that would adversely affect the financial interests, voting rights or transferability of the Fund’s shares of common stock: a recapitalization or restructuring of our capital stock; the creation of a new class of capital stock; or the creation of a series of preferred stock and the issuance of additional shares of our capital stock. Consequently, for so long as the Fund owns 5% or more of our stock, the Fund may prevent or delay various significant corporate transactions.

The Fund was established under Chapter One of the New York Laws of 2002, which we refer to as the Conversion Legislation, to hold 95% of the fair market value of HealthChoice and its subsidiaries on November 7, 2002, the effective date of the conversion and also the date of our initial public offering. The Fund is responsible for maximizing the value of the assets in the Fund and making disbursements to provide funding for various health care initiatives of the State of New York, in accordance with the direction of the Director of the Division of the Budget. The Fund has a five-member board, three of whom were appointed by the Governor of the State of New York and the remaining two were appointed by the President of the State Senate and the Speaker of the State Assembly, respectively, all in accordance with the Conversion Legislation.

The Fund’s best interests may be different from your best interests and may not conform to our strategy or business goals. You should expect the Fund to vote its shares of our stock on the change of control transactions, recapitalizations, restructurings and similar corporate actions on which it may vote its shares freely in a manner that is in its best interests. Decisions made by, or on behalf of the Fund may be influenced by political or other considerations, including those resulting from future changes in government.

A majority of our independent directors will be able to control the outcome of most other matters submitted to our stockholders for a vote, as long as the Fund owns a substantial percentage of our stock.

Under the voting trust and divestiture agreement the shares deposited in the voting trust by the Fund are voted, as to matters other than those described in the preceding risk factor, including in respect of the election and removal of our directors, consistent with the recommendations of a majority of the independent members of our board. Accordingly, as long as the Fund owns a significant percentage of our outstanding common stock, our board of directors will be able to control the outcome of most matters brought before our stockholders for a vote. While our board is required to act in a manner consistent with its fiduciary duties under applicable law, it may make recommendations with respect to stockholder voting with which you disagree. In addition, these voting restrictions may operate to make it more difficult to remove members of the board of directors and may have the effect of entrenching management, regardless of their performance.

The Fund’s and the Foundation’s registration rights may limit our ability to raise additional funds through common stock offerings, which could restrict our growth and inhibit our ability to make acquisitions and adversely affect our ability to compete.

We may seek to take advantage of acquisition or other investment opportunities that may arise and may desire to access the public equity markets to secure additional capital to pursue one or more of these opportunities.

Our failure to raise additional capital when required could:

•	restrict our growth, both internally and through acquisitions;

•	inhibit our ability to invest in technology and other products and services that we may need; and

•	adversely affect our ability to compete in our markets.

Our agreements with the Fund and the Foundation do not prevent us from issuing our common stock as consideration to buy another company or from borrowing money or issuing or assuming debt, preferred stock or convertible securities to buy a business. The registration rights agreement with the Fund and the Foundation could limit our ability to raise funds through common stock offerings at times when we may require funds.

Significant sales of our common stock by the Fund, or the expectation of these sales, could cause our stock price to fall.

Pursuant to the voting trust and divestiture agreement, the Fund, as our principal stockholder, is obligated to reduce its ownership of our common stock to certain levels by specified dates. Specifically, the Fund has agreed to reduce its ownership of our shares to less than 50% by November 14, 2005, to less than 20% by November 14, 2007 and to less than 5% by November 14, 2012, in each case subject to extension, which must be approved by the Blue Cross Blue Shield Association in its sole and absolute discretion, for a reasonable period of time in light of the circumstances then affecting, or expected to affect, the market price of our common stock, and other, automatic extensions as set forth in the voting trust and divestiture agreement we have entered into with the Fund. If the Fund fails to reduce its stockholdings to the ownership limits within these timeframes, subject to any extensions, then all the shares the Fund holds in excess of the applicable ownership limit will be placed with a third party sales agent who will arrange for the sale of such excess shares in as prompt a manner as will be commercially reasonable. Until sold, the trustee will vote these excess shares in accordance with the recommendation of an independent majority of our board of directors on all matters. Significant sales of our common stock by the Fund, or the expectation of these sales, may cause our stock price to fall. The Fund, as our affiliate, is subject to restrictions on resales of our common stock, which may only be sold in a registered offering or in accordance with an exemption for the registration requirements under the Securities Act of 1933, as amended. The Fund has the right to require us to file additional registration statements covering the sale of stock by the Fund and the Foundation. Pursuant to Rule 144 under the Securities Act, the Fund is able to sell limited quantities of our common stock without a registration statement. Any significant sale of common stock by the Fund, or the expectation of such sales, could cause the market price of our common stock to decline and your investment will be adversely affected.

We may not be able to sue, or otherwise enforce our rights against, the Fund due to the doctrine of sovereign immunity.

By virtue of the Conversion Legislation, the Fund, if sued, may argue that it is a state entity and therefore could invoke the doctrine of sovereign immunity, which prohibits or restricts lawsuits against government agencies, as a defense. An inability to sue the Fund could prevent or hinder us from pursuing rights and remedies for breaches by the Fund under the registration rights agreement or the voting trust and divestiture agreement or for violations of securities laws and regulations.

Pending litigation challenging the Conversion Legislation could adversely affect our conversion, our initial public offering or subsequent offerings and, if successful, would likely adversely affect the trading or the price of our common stock.

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

The parties appealed the February 28, 2003 and the October 1, 2003 decisions and on May 20, 2004, the New York State Appellate Division, First Department, unanimously upheld the lower court’s decisions on (a) February 28, 2003 to dismiss all of the plaintiffs’ claims in the initial complaint and (b) October 1, 2003 to deny defendants’ motion to dismiss the amended complaint. In addressing the plaintiffs’ allegation that the Conversion Legislation is prohibited by the State Constitution and therefore invalid, the court rejected the defendants’ position that the Conversion Legislation does not fall within the constitutional prohibition. The court stated that the language of the constitutional prohibition, at least facially, provides no support for an exception for the Conversion Legislation. On June 24, 2004, all parties filed motions before the Appellate Division requesting that the cases be certified for immediate review by the New York State Court of Appeals to determine whether the Appellate Division’s May 20, 2004 decision was proper. On October 12, 2004, the Appellate Division granted these motions. Per a briefing schedule set by the Court of Appeals, opening briefs and the record on appeal were filed on January 4, 2005, opposition briefs for all parties are due on March 9, 2005 and reply briefs for all parties are due on March 21, 2005. No date has been set for oral argument, but we expect that it will occur during the spring of 2005.

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

We have set forth below a summary of our lease commitments for office space, excluding formerly occupied office space in Staten Island that we have sublet to IBM to operate a data center under our outsourcing agreement with IBM and that portion of our unoccupied office space in Brooklyn, New York with respect to which we took accounting charges in the third quarter of 2003 and first quarter of 2004. We believe that these facilities will be sufficient to meet our needs for the foreseeable future.

Location	Type of Space	Occupied Square Feet	Earliest Lease Termination Date
15 MetroTech Center Brooklyn, NY	Administrative	287,000	June 2020

11 Corporate Woods Albany, NY	Administrative; Sales	375,000	January 2010

400 S. Salina St. Syracuse, NY	Administrative*	203,000	December 2010

85 Crystal Run Middletown, NY	Administrative; Sales	173,000	February 2012

3 Huntington Quadrangle Melville, NY	Administrative; Sales	110,000	December 2010

11 West 42nd St. New York, NY	Corporate Headquarters; Sales	107,000	December 2015

2651 Strang Blvd. Yorktown Heights, NY	Administrative*	98,000	January 2006

300 East Park Dr. Harrisburg, PA	Administrative*	75,000	September 2010

25 Orville Dr. Bohemia, NY	Administrative *	34,000	March 2005

800 Second Ave. New York, NY	Administrative *	11,000	June 2009

100 Roscomon Dr. Middletown, CT	Administrative*	7,500	September 2005

1333 Brunswick Ave. Lawrenceville, NJ	Administrative*	6,000	April 2005

100 Jericho Quadrangle Jericho, NY	Administrative*	5,600	October 2008

10 Bank St. White Plains, NY	Sales	4,400	November 2005

*	Denotes exclusive use for Medicare fiscal intermediary and carrier business, which is a component of our other insurance products and services segment. Our Albany facility supports this component as well as our commercial business.

Except as otherwise noted, our facilities support both of our business segments.

Item 3.	Legal Proceedings.

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

The plaintiffs have subsequently amended their complaint, adding several medical societies as additional plaintiffs, a cause of action based upon an assignment of benefits, adding several additional defendants including WellChoice, Inc. and two of its other subsidiaries, WellChoice Insurance of New Jersey, Inc. and Empire HealthChoice HMO, Inc. and dropping their direct RICO claim, but instead base their RICO claim solely on a conspiracy theory.

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

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on October 4, 2004, which are pending before the court. Meanwhile, class certification discovery is ongoing. Plaintiffs’ motion for class certification was served on December 31, 2004 and our response is due by February 28, 2005.

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

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on August 27, 2004 which are pending before the court. Meanwhile, class certification discovery is ongoing. We expect plaintiffs’ motion for class certification to be served shortly and our response will be due on or about February 28, 2005.

Other. We are also party to additional litigation and are, from time to time, named as co-defendants in legal actions brought against governmental healthcare bodies. At present, we are not party to any additional litigation that, if concluded in a manner adverse to us, would have a material adverse impact on us or our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant:

Our executive officers are as follows:

Name	Age	Position

Michael A. Stocker, M.D.	62	Chief Executive Officer, President and Director

Gloria M. McCarthy	52	Executive Vice President and Chief Operating Officer

Deborah Loeb Bohren	50	Senior Vice President, Communications

Jason N. Gorevic	33	Sr. Vice President, Chief Sales and Marketing Officer

Robert W. Lawrence	53	Senior Vice President, Human Resources and Services

John W. Remshard	57	Senior Vice President, Chief Financial Officer

Linda V. Tiano	47	Senior Vice President, General Counsel

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

Jason N. Gorevic has served as the Senior Vice President, Chief Sales and Marketing Officer of WellChoice since September 2004, as Senior Vice President and Acting Head of Sales from July 2003 to September 2004, and Senior Vice President, Chief Marketing Officer from February 2003 to July 2003. Prior thereto, Mr. Gorevic served as Acting Chief Marketing Officer of WellChoice from November 2002 to February 2003, and was Vice President, Local Group Commercial Markets of WellChoice from September 2002 to November 2002 and of HealthChoice from February 2002 to November 2002. From July 2000 until December 2001, Mr. Gorevic was Chief Executive Officer of LuxuryGems, Inc. d/b/a Gemfinity, an electronic marketplace and purchasing aggregator. From July 1999 to July 2000, Mr. Gorevic was General Manager of Business Messaging at Mail.com, Inc., a provider of Internet messaging services, and from April 1998 until June 1999, he served as Mail.com’s Vice President of Operations. Between 1993 and 1998, Mr. Gorevic worked at Oxford Health Plans, Inc., where he held a variety of positions in marketing, medical management and operations.

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

Linda V. Tiano has been the Senior Vice President, General Counsel of WellChoice since August 2002 and of HealthChoice since September 1995. Prior thereto, from 1992 until 1995, Ms. Tiano served as Vice President for Legal and Government Affairs and General Counsel for MVP Health Plan, an HMO located in upstate New York. From 1990 until 1992, Ms. Tiano was a stockholder of Epstein Becker & Green, P.C., and for nine years prior thereto, an associate of that firm, where she specialized in providing legal advice and assistance to a wide variety of healthcare entities, primarily in the managed care industry.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on The New York Stock Exchange under the symbol “WC.” There is no established market for the one share of Class B Common Stock outstanding.

The following table sets forth the high and low sales prices for the Company’s Common Stock, as reported by The New York Stock Exchange for each full calendar quarter during 2003 and 2004:

	High	Low
2003:
First Quarter	$24.00	$17.65
Second Quarter	$30.40	$20.80
Third Quarter	$33.20	$26.80
Fourth Quarter	$36.40	$29.95

2004:
First Quarter	$38.88	$34.30
Second Quarter	$44.07	$35.30
Third Quarter	$43.10	$34.00
Fourth Quarter	$53.55	$33.81

On February 2, 2005, the Company had 116 holders of record of its Common Stock, which did not include beneficial owners of shares registered in nominee or street name, and one holder of its Class B Common Stock.

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

Equity-Based Compensation Plans

The following table provides additional information on the Company’s equity-based compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding amounts set forth in column (a)
Equity compensation plans approved by stockholders	2,837,435	(1)	$35.52	5,819,191	(2)
Equity compensation plans not approved by stockholders	0		0	0

Total	2,837,435	(1)	$35.52	5,819,191	(2)

(1)	Excludes 383,732 shares under restricted stock awards issued to employees and 36,699 shares underlying restricted stock units issued to non-management directors.

(2)	Consists of 2,925,409 shares available for issuance under the WellChoice, Inc. 2003 Omnibus Incentive Plan, under which the Company may issue stock options, stock appreciation rights, restricted stock awards and restricted stock units, and 2,893,782 shares of common stock available for issuance under the WellChoice, Inc. 2003 Employee Stock Purchase Plan.

Issuer Purchases of Equity Securities

The Company does not have a publicly-announced repurchase plan or program.

Under our 2003 Omnibus Incentive Plan, employees may elect to withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted stock awards made thereunder. Restricted stock awards granted on November 7, 2003 vest over a three-year period, with one third of the shares vesting one year from the date of grant and the balance vesting in equal monthly installments thereafter over the next 24 months. The following table provides information with respect to the shares withheld by the Company to satisfy these obligations to the extent employees elected to make a “net share” election.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)
November 7, 2004	20,881	$44.89
December 7, 2004	1,751	$48.79
Total	22,632	$45.19

Item 6.	Selected Financial Data.

The following table sets forth selected financial data and other operating information of WellChoice, Inc. and its subsidiaries. The selected financial data in the table are derived from the consolidated financial statements of WellChoice, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Year End December 31,
	2004	2003	2002	2001	2000
Revenue:
Premiums earned	$5,254.6	$4,875.4	$4,628.0	$4,246.2	$3,876.9
Administrative service fees	502.2	445.8	396.2	322.0	264.9
Investment income, net	57.8	51.2	64.8	69.3	65.5
Net realized investment gains (losses)	11.7	11.8	2.6	(12.4)	22.1
Other income (expense), net	0.7	(1.7)	14.0	6.1	4.3

Total revenue	5,827.0	5,382.5	5,105.6	4,631.2	4,233.7

Expenses:
Cost of benefits provided	4,536.5	4,162.2	3,947.4	3,738.8	3,426.4
Administrative expenses	903.1	876.7	833.1	742.8	686.2
Conversion and IPO expenses	—	—	15.4	2.0	0.6

Total expenses	5,439.6	5,038.9	4,795.9	4,483.6	4,113.2

Income from continuing operations before income taxes	387.4	343.6	309.7	147.6	120.5
Income tax expense (benefit) (1)(2)(3)	141.2	142.5	(67.9)	0.1	(74.5)

Income from continuing operations	246.2	201.1	377.6	147.5	195.0
Loss from discontinued operations, net of tax	—	—	(1.1)	(16.5)	(4.6)

Net income	$246.2	$201.1	$376.5	$131.0	$190.4

Per share data (4)
Basic earnings per share	$2.95	$2.41	$4.51	$1.57	$2.28
Diluted earnings per share	$2.94	$2.41	$4.51	$1.57	$2.28

Additional Data – For the Year Ended:
Medical loss ratio (5)	86.3%	85.4%	85.3%	88.1%	88.4%
Medical loss ratio, excluding New York City and New York State PPO (6)	83.9%	82.2%	81.8%	86.0%	85.9%
Administrative expense ratio (7)(8)	15.7%	16.5%	16.9%	16.3%	16.6%
Members (000’s at end of period) (9)	4,955	4,754	4,608	4,383	4,135

Balance Sheet Data:
Cash and investments	$2,363.0	$2,059.3	$1,783.0	$1,604.3	$1,400.6
Premium related receivables	448.4	378.2	358.8	403.5	447.5
Total assets	3,390.1	3,043.0	2,777.5	2,449.6	2,252.5
Unpaid claims and claims adjustment expense	678.8	609.5	559.9	634.1	672.4
Obligations under capital lease	44.0	48.3	47.7	50.1	52.0
Total liabilities	1,707.8	1,610.7	1,541.2	1,620.3	1,577.8
Stockholders’ equity (10)	1,682.3	1,432.3	1,236.3	829.3	674.7

(1)	As of December 31, 2000, we reduced our valuation allowance on our deferred tax assets by $71.9 million based on continued, current and projected positive taxable income. At December 31, 2002, we eliminated the remaining valuation allowance on our deferred tax assets, based on approval of the conversion and continued, current and projected positive taxable income.

(2)	As a result of the conversion, WellChoice is a for-profit entity and was subject to state and local taxes as well as federal income taxes beginning the year ended December 31, 2002.

(3)	Income tax expense for the year ended December 31, 2004 includes a benefit of $5.7 million resulting from a settlement of a prior year IRS audit issue relating to the tax basis used in determining the gain or loss on the sale of our former corporate headquarters.

(4)	83,539,772 and 83,490,478 and the effect of dilutive securities for the year end 2004 and 2003 respectively, was used to calculate 2004 and 2003 basic and diluted earnings per share amounts. There were no shares or dilutive securities outstanding prior to November 7, 2002 (date of conversion and initial public offering). Accordingly, amounts prior to 2003 represent pro forma earnings per share. For comparative pro forma earnings per share presentation, shares outstanding at December 31, 2002 of 83,490,478 was used to calculate pro forma earnings per share for all periods prior to 2003. Net loss and basic and diluted net loss per common share based on the weighted average shares outstanding for the period from November 7, 2002 (date of initial public offering) to December 31, 2002 were $38.5 million and $0.46, respectively.

(5)	Medical loss ratio represents cost of benefits provided as a percentage of premiums earned.

(6)	We present commercial managed care medical loss ratio, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums relative to claim expense than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total medical loss ratio is presented

(7)	Administrative expense ratio represents administrative and conversion and IPO expenses as a percentage of premiums earned and administrative service fees.

(8)	As presented, our administrative expense ratio does not take into account a significant portion of our activity generated by self-funded, or ASO, business, which represents approximately 39.4% of our total members. Therefore, in the following table, we provide the information needed to calculate premium equivalents and the administrative expense ratio on a “premium equivalent” basis because that ratio measures administrative expenses relative to the entire volume of insured and self-funded business serviced by us and is commonly used in the health insurance industry to compare operating efficiency among companies. Administrative expense ratio on a premium equivalent basis is calculated by dividing administrative and conversion and IPO expenses by “premium equivalents” for the relevant periods. Premium equivalents is the sum of premium earned, administrative service fees and the amount of paid claims attributable to our self-funded business pursuant to which we provide a range of customer services, including claims administration and billing and membership services. Claims paid for our self-funded health business is not our revenue. The premium equivalents for the years indicated were as follows:

	2004	2003	2002	2001	2000
Revenue:
Premiums earned	$5,254.6	$4,875.4	$4,628.0	$4,246.2	$3,876.9
Administrative service fees	502.2	445.8	396.2	322.0	264.9
Claims paid for our self-funded health business	3,710.3	2,955.3	2,347.9	1,791.9	1,328.4

Premium equivalents	$9,467.1	$8,276.5	$7,372.1	$6,360.1	$5,470.2

Administrative expense ratio, premium equivalent basis	9.5%	10.6%	11.5%	11.7%	12.6%

(9)	Enrollment as of December 31, 2004, 2003 and 2002 includes 178,000, 177,000 and 175,000 New York State PPO account members who reside in New York State but outside of our service areas. Prior to January 1, 2002, these members were enrolled in the New York Blue Cross Blue Shield plan licensed in the area where the members resided and, accordingly, the membership was reported by these plans and not by us. Starting in 2002, in accordance with a change to the contract with New York State under which we administer the entire plan, we began including those members enrolled outside of our service area, and all members were therefore enrolled in, and reported by, WellChoice. New York State PPO account members who reside in New York State but outside of our service areas are excluded from enrollment totals for all other periods presented.

(10)	Prior to the conversion, this line item was captioned “Total reserves for policyholders’ protection.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of WellChoice, Inc. and its subsidiaries (collectively, “we” or the “Company”) for the three-year period ended December 31, 2004. This review should be read in conjunction with the consolidated financial statements and other data presented herein.

The statements contained in this Annual Report on Form 10-K, including those set forth in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report (including but not limited to those set forth in “Item 1. – Business – Company Overview,” “—Our Strategy,” “—Customers,” “—Information Systems and Telecommunications Infrastructure,” “—Collaborations”) include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, or the PSLRA. When used in this report, the words or phrases “believes,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

The discussion of risks described below and in “Item 1. – Business” of this report contain certain cautionary statements regarding our business that investors and others should consider. These discussions are forward-looking and are intended to take advantage of the “safe harbor” provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, in making these cautionary statements, we are not undertaking to address or update this discussion in future filings or communications regarding our business or operating results, and are not undertaking to address how any of these risks may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below and “Item 1. – Business” may have affected our past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed in our communications.

Overview

We are the largest health insurance company in the State of New York based on total preferred provider organization, or PPO, and health maintenance organization, or HMO, membership, which includes members under our insured and administrative services only, or ASO, plans. We provide managed care and traditional indemnity products to approximately 5.0 million members. We have licenses with the Blue Cross Blue Shield Association, a national trade association of Blue Cross Blue Shield licensees whose primary function is to promote and preserve the integrity of the Blue Cross Blue Shield names and marks, as well as to provide certain coordination among the member plans. Our licenses entitle us to the exclusive use of the Blue Cross and Blue Shield names and marks in ten counties in the New York City metropolitan area and in six counties in upstate New York, the non-exclusive right to use the Blue Cross and Blue Shield names and marks in one upstate New York county, the exclusive right to only the Blue Cross name and mark in seven upstate New York counties and the non-exclusive right to only the Blue Cross name in four upstate New York counties. We market our products and services using these names and marks in our New York service areas. We also market our managed care products in 16 counties in New Jersey under the WellChoice brand.

We offer our products and services to a broad range of customers, including large groups of more than 500 employees; middle market groups, ranging from 51 to 500 employees; small groups, ranging from two to 50 employees; and individuals. Over one million of our members are covered through our national accounts, generally large, multi-state companies, including many Fortune 500 companies. Our principal health products are offered both on an insured and self-funded, or ASO basis and, in some instances, a combination of insured and self-funded, which includes minimum premium arrangements. Minimum premium arrangements provide coverage under separate self-funded and insured group contracts. Benefit payments made under the self-funded contract, up to a pre-established limit, are the responsibility of the group. Our revenue primarily consists of premiums earned and administrative service fees derived from the sale of managed care and traditional indemnity health benefits products to employer groups and individuals. Premiums are derived from insured contracts, including charges for risk, profit, administration and reimbursement of benefits made under the insured contract of minimum premium arrangements. Administrative service fees are derived from self-funded contracts, under which we provide a range of customer services, including claims administration and billing and membership services. Benefit payments made under self-funded contracts are the responsibility of the group, and accordingly no premium is recorded by us for these payments. Revenue also includes administrative service fees earned under the BlueCard program for providing members covered by other Blue Cross and Blue Shield plans with access to our network providers, reimbursements under our government contracts with the Centers for Medicare and Medicaid Services, or CMS, to act as a fiscal intermediary for Medicare Part A program beneficiaries and a carrier for Medicare Part B program beneficiaries, investment income and net realized investment gains or losses.

Our cost of benefits provided expense consists primarily of claims paid and claims in process and pending to physicians, hospitals and other healthcare providers and includes an estimate of amounts incurred but not yet reported. Administrative expenses consist primarily of compensation expenses, premium taxes, commission payments to brokers and other general business expenses.

We report our operating results as two business segments: commercial managed care and other insurance products and services. Our commercial managed care segment accounted for 88.4% of our membership as of December 31, 2004. Our commercial managed care segment includes group PPO, HMO (including Medicare+Choice), EPO, and other products (point of service, or POS, and dental-only coverage) as well as our PPO business under our accounts with New York City and New York State. Our other insurance products and services segment consists of our indemnity and individual products. Our indemnity products include traditional indemnity products and government contracts with CMS to act as a fiscal intermediary and carrier. Our individual products include Medicare supplemental, state sponsored plans, government mandated individual plans and individual hospital-only and hospital and medical products. We allocate administrative expenses, investment income and other income, but not assets, to our segments. Except when otherwise specifically stated or where the context requires, all references in this document to our membership include both our insured and ASO membership. Our New York City and New York State PPO account members are covered under insured plans. Groups enrolled under minimum premium arrangements are reported as insured members.

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

Our business operates in a highly competitive environment, both in New York and New Jersey as well as nationally. Our largest competitors in the New York metropolitan area include national and regional health insurers, including UnitedHealth Group and its subsidiaries, Aetna Inc., Health Insurance Plan of New York and Group Health Incorporated, and our competition for national accounts includes UnitedHealth Group, Cigna Corporation and Aetna as well as other “Blue” plans.

Income Taxes

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

During the fourth quarter of 2002, we reevaluated our tax position for financial statement purposes related to HealthChoice’s ability to utilize the Section 833(b) deduction and determined that when HealthChoice converted to a for-profit entity, its ability to utilize the Section 833(b) deduction was uncertain. No authority directly addresses whether a conversion transaction will render the 833(b) deduction unavailable. We are aware, however, that the Internal Revenue Service has taken the position related to other Blue Cross Blue Shield plans that a conversion could result in the inability of a Blue Cross Blue Shield plan to utilize the 833(b) deduction. In light of the absence of governing authority, we continued to take the deduction on our tax returns for periods after the conversion. However, we assumed, for financial statement reporting purposes, that the deduction would be disallowed. The Company’s ability to utilize the 833(b) deduction was exhausted in 2003.

We have substantial tax credit carryovers. At December 31, 2004, for income tax purposes, our alternative minimum tax credit carryforwards, which have no expiration, were approximately $218.6 million. In early 2003, we received a ruling from the Internal Revenue Service that our conversion was not viewed as a change in control and therefore did not result in limitations in the use of our net regular tax operating loss carryforwards and alternative minimum tax credits. However, subsequent sales of shares of our common stock, including sales by the Fund and/or Foundation, could result in such a limitation, which would have an impact on our cash flow.

As a result of the conversion, we became a for-profit entity and are subject to New York state and local taxes that we were not previously required to pay. These include premium taxes on most non-HMO insured business and sales and use taxes (which are recorded as administrative expenses), as well as state and local income taxes. We expect to incur federal, state and local income taxes at the rate of approximately 38% of pre-tax net income.

Capitated Provider Arrangements

Our cost of benefits provided under capitated arrangements is not significant. Payments under capitated arrangements totaled $122.3 million for the year ended December 31, 2004, representing 2.7% of total cost of benefits provided.

We currently maintain a single global capitation arrangement to provide hospital and medical benefits for approximately 1,100 members enrolled in our Medicare+Choice product. Payments made under this arrangement totaled $9.3 million for the year ended December 31, 2004. The premiums earned in excess of costs of benefits provided under this arrangement was approximately $1.1 million for the year ended December 31, 2004.

Other capitated arrangements are in place to manage and assume risk for certain benefits covered under specific insured products. The following sets forth the membership and respective benefits under these capitated arrangements at December 31, 2004:

Benefit	Membership
(in thousands)
Mental health	841
Laboratory services	492
Vision	378
Hearing	122
Dental	96

Approximately 28.8% of our insured membership is provided one or more benefits under a capitated program.

We also have capitated arrangements with service providers for certain disease management programs. At December 31, 2004, we had approximately 128,000 members under capitated disease management programs and 503,000 members under a capitated utilization management program for eye care services.

Selected Membership Data and Results of Operations

The following table sets forth selected membership data as of the dates set forth below:

(Members in Thousands)	2004	2003	2002
Products and services:
Commercial managed care:
Group PPO, HMO, EPO and other (1)(2)	2,558	2,301	2,019
New York City and New York State PPO	1,823	1,805	1,786

Total commercial managed care	4,381	4,106	3,805

Other insurance products and services:
Indemnity	364	428	567
Individual	210	220	236

Total other insurance products and services	574	648	803

Overall total	4,955	4,754	4,608

Customers:
Large group	2,986	2,931	2,903
Small group and middle market	472	444	394
Individuals	266	269	290
National accounts	1,231	1,110	1,021

Overall total	4,955	4,754	4,608

Funding type:
Commercial managed care:
Insured	2,678	2,620	2,597
Self-funded	1,703	1,486	1,208

Total commercial managed care	4,381	4,106	3,805

Other insurance products and services:
Insured	327	398	463
Self-funded	247	250	340

Total other insurance products and services	574	648	803

Overall total	4,955	4,754	4,608

(1)	Our HMO product includes Medicare+Choice. As of December 31, 2004, 2003 and 2002, we had approximately 56,000, 50,000 and 55,000 members, respectively, enrolled in Medicare+Choice.

(2)	“Other” principally consists of our members enrolled in dental only coverage and POS members.

The following table sets forth results of operations for each of our segments for the periods set forth below:

	Year ended December 31,
($ in millions)	2004	2003	2002
Commercial Managed Care:
Total revenue	$4,930.3	$4,425.0	$4,000.6
Income from continuing operations before income tax expense	$339.6	$292.6	$253.4
Medical loss ratio:
Commercial managed care total	86.6%	85.9%	86.0%
Commercial managed care, excluding New York City and New York State PPO (1)	83.0%	82.1%	81.6%
Administrative expense ratio (2)	13.3%	14.0%	13.9%
Other Insurance Products and Services:
Total revenue	$896.7	$957.5	$1,105.0
Income from continuing operations before income tax expense	$47.8	$51.0	$56.3
Medical loss ratio	84.4%	82.7%	82.4%
Administrative expense ratio (2)	28.6%	28.0%	27.8%

(1)	We present the commercial managed care medical loss ratio, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums relative to claim expense than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total medical loss ratio is presented

(2)	As presented, our administrative expense ratio does not take into account a significant portion of our activity generated by self-funded, or ASO, business, which represents approximately 38.9% and 43.0% of our managed care and other insurance products and services members, respectively. Therefore, in the following table, we provide the information needed to calculate premium equivalents and the administrative expense ratio on a “premium equivalent” basis because that ratio measures administrative expenses relative to the entire volume of insured and self-funded business serviced by us and is commonly used in the health insurance industry to compare operating efficiency among companies. Administrative expense ratio on a premium equivalent basis is calculated by dividing administrative and conversion and IPO expenses by “premium equivalents” for the relevant periods. Premium equivalents is the sum of premium earned, administrative service fees and the amount of paid claims attributable to our self-funded business pursuant to which we provide a range of customer services, including claims administration and billing and membership services. Claims paid for our self-funded health business is not our revenue. The premium equivalents for the years indicated were as follows:

	Year ended December 31,
($ in millions)	2004	2003	2002
Commercial Managed Care:
Premiums earned	$4,548.6	$4,099.5	$3,723.0
Administrative service fees	323.1	274.1	212.2
Claims paid for our self-funded health business	3,250.4	2,408.0	1,696.8

Premium Equivalent	$8,122.1	$6,781.6	$5,632.0

Administrative expense ratio, premium equivalent basis	8.0%	9.0%	9.7%
Other Insurance Products and Services:
Premiums earned	$706.0	$775.9	$905.0
Administrative service fees	179.1	171.7	184.0
Claims paid for our self-funded health business	459.9	547.3	651.1

Premium Equivalent	$1,345.0	$1,494.9	$1,740.1

Administrative expense ratio, premium equivalent basis	18.8%	17.7%	17.4%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

As of December 31, 2004, total enrollment was approximately 5.0 million members, a 4.2% increase from December 31, 2003. The increase in overall enrollment was driven by a 6.7% increase in commercial managed care enrollment, offset by an 11.4% decrease in other insurance products and services enrollment. The net increase in overall enrollment was the result of:

•	Growth of 10.6%, or 213,000 members, in group PPO, EPO and other due primarily to a combination of new national account customers in our PPO and EPO products and net membership increases in our existing accounts;

•	Growth of 15.0%, or 44,000 members, in our group HMO products; and

•	A decrease in other insurance product and services enrollment of approximately 74,000 members, due to cancelled business, including the loss of a large self-funded national account, and, to a lesser extent, the continued migration of members to commercial managed care products.

Our self-funded enrollment increased 12.3%, or approximately 214,000 members, and at December 31, 2004 represented approximately 39.4% of our total enrollment, 38.9% of commercial managed care enrollment, and 43.0% of other insurance product and services enrollment. The migration of insured business to self-funded arrangements, new self-funded enrollment and growth within existing self-funded accounts resulted in the increase in self-funded enrollment. The migration to self-funded enrollment consisted primarily of approximately 16,000 members from insured large group PPO and 27,000 members from insured indemnity products. New self-funded accounts resulted in approximately 112,000 new members (predominantly national accounts), offset in part by a 13,000 decline in enrollment from group cancellations. We expect self-funded enrollment to continue to increase through the continued migration of insured business to self-funded arrangements and new self-funded accounts. While this trend will reduce our insured premium and claim expense, we do not expect it to have a material impact on net income.

As of December 31, 2004, our New York State account covered approximately 998,000 members, or 20.1% of our total membership and 22.8% of our commercial managed care membership, and our New York City account covered approximately 824,000 members, or 16.6% of our total membership and 18.8% of our commercial managed care membership. We provide hospital-only coverage under both of these accounts. The pricing of our products provided to New York State and New York City has historically been renegotiated annually. With respect to the New York State account, effective January 1, 2003, we agreed to new retention or administrative expense pricing covering a three-year period through December 31, 2005, though both parties retain the right to terminate the contract upon six months’ notice. For over three years, the New York City account has been subject to a competitive bid process in which we have participated, relating to a five-year contract. At this time, there is no official timetable for awarding the five-year contract. However, we agreed to new rates with the New York City account through June 30, 2005. The loss of one or both of the New York State and New York City accounts would result in reduced membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

Total revenue increased 8.3%, or $444.5 million, to $5,827.0 million for the year ended December 31, 2004, from $5,382.5 million for the year ended December 31, 2003 primarily due to an increase in premium and administrative service fee revenue.

Premium revenue increased $379.2 million, or 7.8%, to $5,254.6 million for the year ended December 31, 2004, from $4,875.4 million for the year ended December 31, 2003. The increase in premium revenue was the result of growth in our commercial managed care segment. Commercial managed care premium revenue was $4,548.6 million for the year ended December 31, 2004, a 11.0%, or $449.1 million, increase compared to the year ended December 31, 2003. The net increase in commercial managed care premium revenue was the result of the following:

•	Premium rate increases and membership growth contributed $382.2 million in additional revenue, primarily in our group HMO and Medicare+Choice products;

•	An increase of approximately $237.7 million due to the increased cost of benefits provided and premium rate increases in our New York City and New York State PPO accounts; and

•	A decrease in premium resulting from the conversion of large group accounts to minimum premium arrangements and the conversion of insured groups to self-funded arrangements. Although these conversions did not materially impact net income, they resulted in a reduction of premium revenue of approximately $170.8 million.

The premium growth in commercial managed care was partially offset by the anticipated decline in our other insurance products premium. The decrease in other insurance products premium was the result of enrollment losses, and to a lesser extent, the migration of insured indemnity contracts to self-funded contracts and minimum premium arrangements. In addition, 2003 premium revenue was reduced for premium refunds related to prior years for our Medicare Supplemental product.

Minimum premium arrangements differ from our standard insurance product in that they have significantly lower premiums. The lower premiums associated with these arrangements distort our premium on a PMPM basis when compared to the prior year since we did not have these arrangements in place. Therefore, we present premium, on a PMPM basis, for the year ended December 31, 2004, excluding minimum premium arrangements (1):

	Year Ended December 31,
	2004	2003	Change
Total	$149.23	$134.60	10.9%
Commercial managed care	$145.71	$131.90	10.5%
Commercial managed care excluding New York City and New York State PPO (2)	$295.28	$269.59	9.5%
Other insurance products and services	$176.63	$150.95	17.0%

(1)	Premium revenue on a PMPM basis, for the year ended December 31, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care, excluding New York City and New York State PPO, and Other insurance products and services were $146.80, $143.21, $276.86 and $175.11, respectively. We did not have any minimum premium arrangements during the year ended December 31, 2003.

(2)	We present commercial managed care premium, on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total PMPM premium is presented.

The increase in total and commercial managed care premium, on a PMPM basis, for the year ended December 31, 2004 was the result of premium rate increases and increased cost of benefits provided on our New York City and New York State PPO accounts. The PMPM premium increase in commercial managed care excluding the New York City and New York State PPO for the year ended December 31, 2004 was the result of premium rate increases. Other insurance products and services PMPM premium increased for the year ended December 31, 2004 due primarily to declining membership in lower priced products and rate increases. In addition, 2003 premium revenue was reduced for premium refunds related to prior years for our Medicare Supplemental product.

Administrative service fee revenue increased 12.7%, or $56.4 million, to $502.2 million for the year ended December 31, 2004, from $445.8 million for the year ended December 31, 2003. The increase was primarily due to the following:

•	Approximately $41.1 million of the increase is attributable to new self-funded customers, the migration of approximately 43,000 insured contracts to self-funded contracts, as well as growth within existing accounts and rate increases;

•	Total BlueCard fees increased 19.0%, or $9.7 million, to $60.8 million for the year ended December 31, 2004, from $51.1 million for the year ended December 31, 2003 due to an increase in transaction volume; and

•	Administrative service fees attributable to our CMS contracts for the Medicare Part A and Part B programs increased $5.6 million or 4.6% to $126.9 million for the year ended December 31, 2004 from $121.3 million for the year ended December 31, 2003. The increase resulted from reimbursement for additional expenses attributable to administration of the CMS contracts.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income, of $57.8 million for the year ended December 31, 2004 increased 12.9%, or $6.6 million, from the year ended December 31, 2003. This increase was due to an increase in interest and dividend income resulting from higher invested balances, a larger concentration of long-term and short-term securities and an increase in short-term interest rates. Net realized gains of $11.7 million and $11.8 million for the year ended December 31, 2004 and 2003, respectively, were primarily the result of net gains on the sale of marketable securities.

Other income, net for the year ended December 31, 2004 was $0.7 million compared to other expense, net of $1.7 million for the year ended December 31, 2003.

Total cost of benefits provided increased 9.0%, or $374.3 million, to $4,536.5 million for the year ended December 31, 2004, from $4,162.2 million for the year ended December 31, 2003. This reflects a 10.3% increase in costs of benefits provided on a PMPM basis, offset by a 1.2% decline in member months due to the migration of membership from fully-insured to self-funded contracts.

Lower claim costs associated with minimum premium arrangements distort our claim expense on a PMPM basis when compared to the prior year since we did not have these arrangements in place. Therefore, we present cost of benefits provided, on a PMPM basis, for the year ended December 31, 2004, excluding minimum premium arrangements (1):

	Year Ended December 31,
	2004	2003	Change
Total	$129.30	$114.92	12.5%
Commercial managed care	$126.72	$113.28	11.9%
Commercial managed care excluding New York City and New York State PPO (2)	$246.71	$221.34	11.5%
Other insurance products and services	$149.41	$124.82	19.7%

(1)	The cost of benefits provided, on a PMPM basis, for the year ended December 31, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO, and Other insurance products and services were $126.74, $124.07, $229.87 and $147.80, respectively. We did not have any of these arrangements during the year ended December 31, 2003.

(2)	We present commercial managed care cost of benefits provided on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the cost of benefits provided on a PMPM basis is presented.

The total medical loss ratio increased to 86.3% for the year ended December 31, 2004, from 85.4% for the year ended December 31, 2003. Cost of benefits provided for the year ended December 31, 2004 and 2003 included $19.2 million and $57.0 million, respectively, of favorable prior period reserve development on prospectively rated contracts on a net basis. The favorable prior period reserve development for the year ended

December 31, 2003 included $34.9 million of claim credits as a result of distributions from the New York Market Stabilization Pool for Pool Years 2000, 2001, and 2002. The increase in total and commercial managed care cost of benefits provided, on a PMPM basis, for the year ended December 31, 2004 was the result of medical cost increases particularly in outpatient and pharmacy costs. Excluding the New York City and New York State PPO accounts (see note 1 to the table on page 51 of this report), the medical loss ratio in our commercial managed care segment increased to 83.0% for the year ended December 31, 2004, from 82.1% for the year ended December 31, 2003 due to increases in medical loss ratios for our commercial and Medicare+Choice HMO products. The increase in other insurance products and services PMPM cost of benefits provided for the year ended December 31, 2004 was primarily due to the receipt in 2003 of Medicare Supplemental demographic pool claim credits of $34.9 million, or $6.79 on a PMPM basis, and a decrease in membership in lower cost products, such as Medicare Supplemental.

Administrative expenses increased 3.0%, or $26.4 million, to $903.1 million for the year ended December 31, 2004, from $876.7 million for the year ended December 31, 2003, due to the following:

•	Increased employee compensation and benefit expense of $21.1 million due to an increase in medical benefit expense, higher average salaries and the amortization of restricted stock awards and restricted stock unit awards, offset in part by a decrease in employee restructuring costs;

•	Professional service fees increased $15.3 million. These services related to increased health services activities, corporate projects, outsourcing arrangements and our Sarbanes-Oxley Act compliance effort;

•	Broker commissions increased $10.0 million due to premium growth in the small group and middle market customer segment;

•	An increase in inter-plan claim activity resulted in a $5.0 million increase in fees related to the BlueCard program; and

•	A $4.9 million increase in claims adjustment expense as a result of growth in our unpaid claims liability.

These increases were offset by:

•	During the third quarter of 2003, we concluded that certain unoccupied leased office space would not be utilized in the future and recognized an expense of $13.4 million, representing the net present value difference between the fair value of estimated sublease rentals and the remaining lease obligation for this space;

•	A $8.4 million decrease in depreciation expense related to capitalized software. The majority of the capitalized costs related to the development of Internet web portals that were fully depreciated at the end of the 2003; and

•	A $7.5 million decrease in expenses related to reserves held for claims and contractual disputes.

Income from continuing operations before income taxes increased 12.7%, or $43.8 million, to $387.4 million for the year ended December 31, 2004, from $343.6 million for the year ended December 31, 2003. This improvement was primarily driven by commercial managed care membership and rate increases as well as a declining administrative expense ratio, which we expect to continue. Income tax expense of $141.2 million for the year ended December 31, 2004 includes a benefit of $5.7 million resulting from a settlement of a prior year IRS audit issue relating to the tax basis used in determining the gain or loss on the sale of our former corporate headquarters. Our effective tax rate for the year ended December 31, 2004 was 36.4%. Excluding the non-recurring benefit related the settlement of the prior year IRS audit, the effective tax rate for the year ended December 31, 2004 was approximately 38%. Income tax expense of $142.5 million for the year ended December 31, 2003 included additional tax expense related to the reversal of deferred state tax assets due to changes in New York State tax law and establishing contingent tax liabilities for IRS audits, including the one that was settled in 2004. In addition, for the year ended December 31, 2004, a larger proportion of our pre-tax income came from our insurance company, which is not subject to New York State income tax, compared to the year ended December 31, 2003. We expect to incur federal, state and local income taxes at the rate of approximately 38% of pre-tax net income in 2005.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

As of December 31, 2003, total enrollment was 4.8 million members, a 3.2% increase from December 31, 2002 to December 31, 2003. The increase in enrollment was driven by a 7.9% increase in commercial managed care enrollment. Our commercial managed care enrollment at December 31, 2003 was approximately 4.1 million and represents 86.4% of our total enrollment. The increase in commercial managed care enrollment was the result of the following:

•	Enrollment growth of 13.6%, or approximately 240,000 members, in group PPO, EPO and other due primarily to a combination of new national account customers in our PPO and EPO products and the migration of members enrolled in our indemnity products to our commercial managed care products; and

•	Enrollment growth of 16.7%, or approximately 42,000 members, in group HMO primarily related to new small group and middle market customers.

The increase in commercial managed care enrollment was offset by a 19.3% decline in other insurance product and services enrollment. This decrease of approximately 155,000 members was due, in part, to the continued migration of members to commercial managed care products discussed above.

Our self-funded enrollment increased 12.1% in 2003 and at December 31, 2003 represented approximately 36.5% of our total enrollment; 36.2% of commercial managed care enrollment; and 38.6% of other insurance product and services enrollment. The migration of fully-insured business to self-funded arrangements as well as new self-funded enrollment resulted in the increase in self-funded enrollment. The migration to self-funded enrollment was most noticeable in insured large group PPO and indemnity products. New self-funded national account enrollment accounted for approximately 149,000 new members.

Total revenue increased 5.4%, or $276.9 million, to $5,382.5 million for the year ended December 31, 2003, from $5,105.6 million for the year ended December 31, 2002 primarily due to an increase in premium and administrative service fee revenue, offset by decreases in investment and other income.

Premium revenue increased $247.4 million, or 5.3%, to $4,875.4 million for the year ended December 31, 2003, from $4,628.0 million for the year ended December 31, 2002. The increase in premium revenue was primarily due to growth in our commercial managed care segment. Commercial managed care premium revenue was $4,099.5 million for the year ended December 31, 2003, a 10.1% increase compared to the year ended December 31, 2002. The increase in commercial managed care premium revenue was primarily attributable to increased cost of benefits provided and retention on our New York City and New York State contracts of approximately $185.6 million. The remaining increase was due to rate increases and membership growth.

The premium growth in commercial managed care was partially offset by the anticipated decline in our other insurance products premium. The decrease in other insurance products premium was the result of the migration of insured indemnity contracts to self-funded contracts and premium refunds for prior years related to our Medicare Supplemental product.

On a PMPM basis, premium for the year ended December 31, 2003 increased 10.1%, to $134.60, from $122.21 for the year ended December 31, 2002. Commercial managed care PMPM premium increased to $131.90 for the year ended December 31, 2003, from $119.88 for the year ended December 31, 2002 due to premium rate and retention increases. Excluding the New York City and New York State PPO, commercial managed care PMPM premium increased to $269.59 for the year ended December 31, 2003, compared to $243.92 for the year ended December 31, 2002 due to premium rate increases. Other insurance products and services PMPM premium increased to $150.95 for the year ended December 31, 2003, from $132.82 for the year ended December 31, 2002, due primarily to premium rate increases and a decrease in membership in lower priced products offset by premium refunds for prior years related to our Medicare Supplemental product.

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

Total cost of benefits provided increased 5.4%, or $214.8 million, to $4,162.2 million for the year ended December 31, 2003, from $3,947.4 million for the year ended December 31, 2002. This reflects a 10.3% increase in costs of benefits provided on a PMPM basis, offset by a 4.4% decline in member months due to the migration of membership from fully-insured to self-funded contracts. Total cost of benefits provided on a PMPM basis for the year ended December 31, 2003 increased to $114.92 from $104.23 for the year ended December 31, 2002. Commercial managed care cost of benefits provided on PMPM basis expense increased 9.9% to $113.28 for the year ended December 31, 2003, from $103.10 for the year ended December 31, 2002. Excluding the New York City and New York State PPO accounts, the commercial managed care cost of benefits provided on a PMPM basis expense increased 11.2% to $221.34 for the year ended December 31, 2003, from $199.11 for the year ended December 31, 2002. Costs of benefits provided in our other insurance products and services segment for the year ended December 31, 2003 increased 14.1%, on a PMPM basis, to $124.82 from $109.43 for the year ended December 31, 2002.

The total medical loss ratio increased to 85.4% for the year ended December 31, 2003, from 85.3% for the year ended December 31, 2002, resulting from a 10.3% increase in PMPM cost of benefits provided, offset by a 10.1% increase in average premium yield, which is the change in PMPM premium revenue. Cost of benefits provided for the years ended December 31, 2003 and 2002 included $57.0 million and $47.8 million, respectively, of favorable prior period reserve development on prospectively rated contracts. The prior period development during 2003 included $34.9 million for the New York State Market Stabilization Pool. The medical loss ratio in our commercial managed care segment decreased to 85.9% for the year ended December 31, 2003, from 86.0% for the year ended December 31, 2002. Excluding the New York City and New York State PPO accounts (see note 1 to the table on page 51 of this report), the medical loss ratio in our commercial managed care segment increased to 82.1% for the year ended December 31, 2003, from 81.6% for the year ended December 31, 2002 due to increases in the ratio for our commercial products offset, in part, by a decrease in the ratio for our Medicare+Choice product. The medical loss ratio for other insurance products and services increased to 82.7% for the year ended December 31, 2003, from 82.4% for the year ended December 31, 2002. The increase was due to higher loss ratios for the indemnity and direct pay products, offset by net recoveries from the New York State Market Stabilization Pool which impacted premiums and claims in 2003.

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

Liquidity and Capital Resources

WellChoice is a holding company and depends on its subsidiaries for cash and working capital to pay expenses. WellChoice receives cash from its subsidiaries from administrative and management service fees, as well as tax sharing payments and dividends. On January 22, 2004, the New York State Superintendent of Insurance, or Superintendent, approved the payment of a dividend to WellChoice from its subsidiary, Empire HealthChoice Assurance, Inc., or Empire, in the amount of $120.0 million, which was paid on February 11, 2004. On September 30, 2004, the Superintendent approved the payment of a dividend to WellChoice from Empire in the amount of $75.0 million, which was paid on September 30, 2004. These dividends have been accounted for as an equity transfer from a subsidiary to the parent of a consolidated group. Since we converted to a for-profit company in 2002 through December 31, 2004, WellChoice received dividends of $560.0 million from its subsidiaries. On December 24, 2004, the Superintendent approved the payment of a dividend to WellChoice from Empire in the amount of $125.0 million. The dividend was approved by Empire’s Board on January 6, 2005 and was paid on February 4, 2005. The Company intends to continue to seek additional dividends from Empire and its other regulated subsidiaries. There can be no assurance that the Superintendent or other state regulators will grant approval for the applicable regulated subsidiary to pay future dividends.

At December 31, 2004, total investments and cash and cash equivalents at WellChoice (the parent holding company) was $565.8 million. A stand-alone condensed balance sheet of WellChoice, Inc. is presented in Schedule II of the supplemental schedules to our financial statements. See page F-41-42.

Our subsidiaries’ primary source of cash is from premiums and fees received and investment income. The primary uses of cash include healthcare benefit expenses and administrative expenses, which includes brokers’ and agents’ commissions. We generally receive premium revenues in advance of anticipated claims for related healthcare services.

Our investment policies are designed to provide liquidity to meet anticipated payment obligations and to preserve principal. We believe the composition of our marketable investment portfolio is conservative, consisting primarily of high-rated, fixed income securities with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. Our fixed income portfolio is comprised of U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. The average credit rating of our fixed income portfolio as of December 31, 2004 was “AA+.” A portion of the fixed income portfolio is designated as short-term and is intended to cover near-term cash flow needs. Our marketable equity portfolio as of December 31, 2004 consisted of an investment in a mutual fund indexed to the S&P 500, our common stock investments and equity investments held in our nonqualified deferred compensation plans. As of December 31, 2004 our marketable equity portfolio was 3.4% of the total marketable investment portfolio.

In October 2004, we renewed our existing credit and guaranty agreement with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which provides us with a credit facility. We are able to borrow under the credit facility, subject to customary conditions, for general working capital purposes. The total outstanding amounts under the credit facility cannot exceed $100.0 million. The facility has a term of 364 days with a current maturity date of October 14, 2005, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at our option, at The Bank of New York’s prime commercial rate (or, if greater, 0.50% plus the federal funds rate) as in effect from time to time plus a margin of between zero and 0.75%, or LIBOR plus a margin of between 0.875% and 2.0%, with the applicable margin to be determined based on our financial strength rating. As of December 31, 2004, there were no funds drawn against this line of credit.

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

Year ended December 31, 2004 compared to year ended December 31, 2003

Cash flows from operating activities increased $44.2 million to $339.3 million for the year ended December 31, 2004 from $295.1 million for the year ended December 31, 2003. The net increase in operating cash flow was primarily due to the following:

•	Membership growth, premium rate increases and an increase in paid claims related to our New York State and New York City accounts resulted in approximately $288.3 million in additional cash flow for the year ended December 31, 2004 when compared to the year ended December 31, 2003.

•	Increased cost of benefits resulted in additional payments of $325.4 million for the year ended December 31, 2004 when compared to the year ended December 31, 2003.

•	In 2004, we received approximately $20.9 million in Market Stabilization and Stop Loss Pool distributions compared to $44.2 million received in 2003.

•	In 2004, we issued $7.5 million in premium refunds related to the Medicare Supplemental product compared to $23.3 million in 2003.

•	Increased self-funded membership and BlueCard transaction fees generated $60.1 million in additional cash flow for the year ended December 31, 2004 when compared to the year ended December 31, 2003.

•	Payments for administrative expenses increased $49.8 million for the year ended December 31, 2004. The increase was due to increased administrative expenses and timing of payroll disbursements and payments to vendors.

•	Taxes paid for the year ended December 31, 2004 increased $8.5 million to $88.4 million compared to taxes paid of $79.9 million for the year ended December 31, 2003. The increase is due to higher taxable income offset by 2003 overpayments applied to the current year.

•	Our managed cash overdraft liability, which represents our outstanding check liability, increased $17.4 million to $215.4 million for the year ended December 31, 2004 compared to an increase of $27.8 for the year ended December 31, 2003.

•	Advanced premium liability related to our New York State account increased $46.7 million to $160.6 million for the year ended December 31, 2004 due to current year contract receipts compared to a decrease of $23.9 million for the year ended December 31, 2003. The decrease in 2003 is due to reimbursement of excess premium collected in prior years.

•	A reduction in Advances to Hospitals resulted in $9.2 million of cash flow for the year ended December 31, 2004 compared to cash used of $10.7 million for the year ended December 31, 2003. The decrease is due to a reduction in hospital advances issued in 2004 when compared to 2003 and collection of advances issued in prior years.

Cash used in investing activities of $277.4 million for the year ended December 31, 2004 represents an increase of $191.8 million compared to cash flow used in investing activities of $85.6 million for the year ended December 31, 2003. During 2004, we reinvested maturing securities in long-term investments, as appropriate; by contrast in 2003 maturing and called securities were reinvested in cash equivalents. Fixed asset purchases of $33.3 million for the year ended December 31, 2004 decreased $10.2 million compared to fixed asset purchases of $43.5 million for the year ended December 31, 2003. The decline is due to a decrease in leasehold and capital expenditures for our facility in Brooklyn, New York that was completed in 2003.

Net cash used in financing activities of $1.0 million for the year ended December 31, 2004 consists of $4.1 million of cash received from employee stock purchase and compensation programs offset by payments of $4.3 million for capital lease obligations and $0.8 million for expenses incurred as a result of a secondary public common stock offering.

Year ended December 31, 2003 compared to year ended December 31, 2002

Cash from operating activities increased $112.4 million to $295.1 million for the year ended December 31, 2003, from $182.7 million for the year ended December 31, 2002. The increase in operating cash flow was primarily due to the following:

•	Increased premiums and administrative fees collected resulting from increases in membership and rates partially offset by an increase in cost of benefits paid contributed approximately $153.8 million in additional cash flow for the year ended December 31, 2003 when compared to December 31, 2002.

•	We made premium tax payments of $69.0 million for the year ended December 31, 2003 compared to premium tax payments of $1.6 million for the year ended December 31, 2002. The increase is attributed to the Company’s for-profit conversion and an increase in the premium tax rate.

•	Income tax payments for the year ended December 31, 2003 were $79.9 million compared to $90.5 million for the year ended December 31, 2002. The decrease is attributable to a federal tax payment made in 2002 of approximately $22.0 million relating to 2001 partially offset by a $15.4 million increase in state income tax payments in 2003 compared to 2002. The increase in state income tax payments is related to the Company’s for-profit conversion.

•	For the year ended December 31, 2003, we returned advanced premium relating to our New York State account of $36.3 million compared to $75.8 million returned for the year ended December 31, 2002. The reduction in the amount returned is due to the fact that we were holding a smaller amount of advanced premium, which is available to be returned to the state.

•	In 2002, operating cash flow reflects $46.5 million in World Trade Center insurance proceeds, net of recovery expense.

•	Our managed cash overdraft liability (outstanding check liability) increased to $198.0 million at December 31, 2003 from $170.3 million at December 31, 2002.

•	In 2003, we received approximately $44.1 million in Market Stabilization Pool recoveries. The increase is attributable to distributions for prior years. The distributions were offset by approximately $19.7 in premium refunds related to the distribution received.

•	In 2003, we made payments totaling $20.5 million relating to outsourcing and restructuring initiatives undertaken in 2002, compared to $2.2 million paid in 2002. These payments were primarily severance and stay bonus related.

•	Group and other contract liabilities resulted in approximately $0.7 million in operating cash outflow in 2003 compared to an inflow of $16.3 million in 2002. This decrease is primarily attributable to activity related to our New York City account.

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

Distributions from the non-Med Supp Pool have been made through 1998 and distributions from the Med Supp Pool have been made for years through 1997 and for the years 2000 through the first quarter of 2004. In addition, partial distributions were received for Med Supp Pool years 1998 through 1999.

Contributions and recoveries under the Pools are estimated based on interpretations of applicable regulations and are recorded as an addition or a reduction to cost of benefits provided. These estimates are adjusted as new information becomes known and such adjustments are included in current period operations. In November 2004, the NYSID convened a Technical Advisory Committee of Department and industry representatives to begin the implementation of the non-Medicare Supplemental pool for 1999 and subsequent. However, the implementation process is still incomplete. It is still not possible to make an estimate of potential receivables or payables. Consequently, we did not establish a receivable or payable for non-Med Supp Pool years 1999 through 2004. For Med Supp Pool years 1998 through 1999, we did not establish a receivable due to the general uncertainty surrounding the source of funds to make payments from the Pools. Our ultimate payment to or receipts from these Pools may have a material impact to our financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of and for the year ended December 31, 2004 that had or could have a material impact to our financial statements.

Contractual Obligations

We are contractually obligated to make future minimum payments as follows:

	2005	2006	2007	2008	2009	Thereafter
Lease commitments:
Operating leases	$34.7	$34.6	$33.9	$34.1	$32.6	$240.7
Capital leases	12.7	12.9	13.1	13.4	13.1	10.6
IBM agreement	80.8	67.6	60.0	58.0	55.7	125.1
Other purchase obligations (1)	17.9	8.0	7.1	6.1	4.9	0.4
Projected other postretirement benefits (2)	8.4	8.5	8.6	8.6	8.8	44.1

(1)	Excludes unpaid claim and claim adjustment expense, which represents an estimate for unreported claims or claims that have been received but not yet adjudicated for payment. This liability is excluded from the table above because it is a short-term obligation, since approximately 90% of unreported claims are paid within the subsequent six-month period and virtually all claims are paid within twelve months. See Critical Accounting Estimates under, “Cost of Benefits” for more detail related to this liability.

(2)	Projected benefit payments in the “Thereafter” column reflect projected payments from 2010-2014.

Operating and Capital Leases

Our lease terms generally range from one to 27 years with certain early termination or renewal provisions. The schedule above includes rent commitments for our Staten Island facility. However, as part of the information technology outsourcing agreement with IBM, we entered into a sublease agreement with IBM for this property. The Company expects to receive net sublease income of approximately $1.6 million per year until 2012.

IBM Agreement

In June 2002, we entered into a ten-year Master Services Agreement with IBM to enhance and modernize our systems applications and operate our data center and technical help desk. Our payments to IBM for software application services and for operating our data center and technical help desk are based upon actual utilization of services billed at the rates established in the agreement. Under the terms of the IBM agreement we cannot perform or engage a third party to perform any of the data center or technical help desk services, or more than 20% of the in-scope core applications software services, outsourced to IBM without the written consent of IBM. We estimate that our payments to IBM for operating our data center and technical help desk and providing certain core applications software development will total approximately $447.2 million over the remaining term of the agreement, which we anticipate to be less than the costs which we would have otherwise incurred had we continued to operate the data center and technical help desk ourselves.

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

Our outsourcing agreement with IBM contains standard indemnification clauses which reduce the risks associated with a variety of claims and actions, including certain failures of IBM to perform under the agreement. We have the right to terminate certain services if IBM fails to meet our quality and performance benchmarks and we may terminate our relationship with IBM in its entirety upon the occurrence of material breaches under the agreement, IBM’s entrance into the health insurance business, changes of control and certain other events which are damaging to us. We can terminate the outsourcing agreement without cause following a change of control of WellChoice, provided that we pay IBM a termination fee. The termination fee includes a lump sum payment which decreases over the life of the agreement. For any WellChoice termination without cause, the lump sum decreases from $23.4 million with respect to any WellChoice termination without cause commencing in the beginning of 2005 to $0.9 million in January 2012. We have the right to pay only a portion of this lump sum payment if we choose not to terminate the entire agreement but only certain discrete portions of IBM’s services. Any termination within 12 months following a change of control of WellChoice requires a similar lump sum payment which decreases over the life of the agreement and which is approximately 80% of the payment described in the previous sentence, although we do not have the similar right to terminate only portions of IBM’s services, as allowed with a termination without cause. In addition, upon termination we must reimburse certain of IBM’s costs, subject to reduction to the extent we purchase equipment, assume licenses and leases and hire employees used by IBM to provide the services. We also have the right to terminate the agreement at no cost within six months following a change of control of IBM.

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

Regulatory and Other Developments

Empire is subject to capital and surplus requirements under the New York insurance laws and the capital and surplus licensure requirements established by the Blue Cross Blue Shield Association. Each of these standards is based on the NAIC’s RBC Model Act, which provides for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital. The capital and surplus level required to meet the minimum requirements under the New York insurance laws and Blue Cross Blue Shield Association licensure requirements applicable to Empire is 200% of Risk-Based Capital Authorized Control Level. As of December 31, 2004, Empire exceeded the New York minimum capital and surplus requirements and the Blue Cross Blue Shield Association capital and surplus licensure requirements.

Capital and surplus requirements for Empire HealthChoice HMO, Inc., our HMO subsidiary which is directly owned by Empire, are regulated under a different method set forth in the New York Department of Health’s HMO regulations. The regulations require that Empire HealthChoice HMO currently maintain reserves of five percent of its annual premium income. As of December 31, 2004, Empire HealthChoice HMO, with respect to its operations in New York, meets the financial reserve standards of the New York Department of Health. The Department of Health has proposed revised regulations that would increase the required reserves gradually over the next six years to twelve and one half percent of annual premium income. The regulations, as proposed, will affect all HMOs and we expect we will meet the revised standards. Empire HealthChoice HMO is also subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement that is applicable to Empire and as of December 31, 2004, Empire HealthChoice HMO satisfies that requirement.

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

Cost of Benefits Provided

Cost of benefits provided includes claims paid, claims in process and pending, and an estimate for unreported claims for charges for healthcare services for insured members during the period. These costs include payments to primary care physicians, specialists, hospitals, pharmacies, outpatient care facilities and the costs associated with administering such care. Costs of benefits are recorded net of pharmacy rebates, coordination of benefits and Market Stabilization and Stop Loss pool recoveries.

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

The Unpaid Claims and Claims Adjustment Expense shown in our balance sheet as of December 31, 2004 consisted of the following components ($ in millions):

Pending and incurred but not yet reported, or IBNR, claims	$644.5
Claim adjustment expense reserve	20.5
Other claim related reserves	13.8

Total	$678.8

As reflected in this table, approximately 95% of the liability for Unpaid Claims and Claims Adjustment Expense is for pending and IBNR claims. Of the estimate for pending and IBNR claims, approximately 75% is for claims incurred in the most recent three months. Estimates of these three months’ claims are based on projected per member per month, or PMPM, costs and the actual member counts during this period. The following table presents the impact on Unpaid Claims and Claims Adjustment Expense of changes in the annualized cost trend underlying the projected PMPM costs for the most recent three months.

Increase/(Decrease) in Claim Cost Trend (bp)	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(300)	$(30.9)
(200)	(20.6)
(100)	(10.3)
100	10.3
200	20.6
300	30.8

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

Increase/(Decrease) in Completion Factor (bp)	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(30)	$44.7
(20)	29.8
(10)	14.9
10	(8.2)
20	(15.1)
30	(21.3)

It should be noted that the dollar amounts shown in the tables above would not necessarily flow directly to income from continuing operations. In prospectively rated business, we are at risk for negative experience – where actual claim costs and other expenses are greater than those expected—and benefit from positive experience – where claim costs and other expenses are less than those expected. By contrast, in retrospectively rated business, the customer is at risk. Generally speaking only the portion of the reserve change which affects prospectively rated business impacts income from continuing operations. At December 31, 2004, approximately 46% of the $644.5 million of reserve for Pending and IBNR claims were held for prospectively rated business.

We believe that the recorded unpaid claim liability is adequate to cover our ultimate liability for unpaid claims as of December 31, 2004. Actual claim payments and other items may differ from our estimates. Assuming a hypothetical 1% difference between our December 31, 2004 estimates of unpaid claims and actual claims payable for our prospectively rated business, income from continuing operations for the year ended December 31, 2004, would increase or decrease by approximately $1.9 million and earnings per share would increase or decrease by approximately $0.02 per share.

As shown in Note 5 of the Notes to the Consolidated Financial Statement, there was $31.1 million of favorable reserve development in 2004 for claims incurred in 2003 and prior years. Our revised estimate of the liability on 2003 and prior years’ claims was lower than our original estimate at December 31, 2003. This favorable development was the result of:

•	$22.3 million of favorable development of general claim liability;

•	$5.3 million related to revaluation of 2003 Stop Loss Pool distributions and revaluation of prior years’ true-up estimates of Market Stabililization Pool distributions; and

•	$3.5 million related to litigation settlement and revaluation of pending litigation liabilities.

Of the $22.3 million favorable development of general claim liability, $11.6 million relates to 2003, $0.7 million to 2002, and $10.0 million to 2001 and prior.

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

One important factor in determining our pension expense is the assumption for expected return on plan assets. As of December 31, 2004 and 2003, our expected long-term rate of return on plan assets was 7.5% (which was reduced from 8.0% in 2002 expense recognition). The expected rate of return assumption is determined by taking into account our expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each class. A 0.5% decrease (increase) in the expected return on plan assets would increase (decrease) pension expense by approximately $2.2 million.

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

Our pension plans have $81.5 million of cumulative unrecognized losses as of the December 31, 2004 measurement date. Generally, these losses are amortized into expense each year on a straight-line basis over the remaining expected future-working lifetime of active participants (currently approximately 12 years), to the extent that such losses exceed 10% of the greater of the projected benefit obligation and the market related value of assets. The estimated impact to the 2005 pension expense as a result of the amortization of these losses is approximately $1.9 million.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our measurement date. At our last measurement date (December 31, 2004), we lowered our discount rate to 5.75% (from 6.0% as of December 31, 2003 and 6.5% as of December 31, 2002). Changes in the discount rates over the past three years have resulted in an increase to pension expense from what it otherwise would have been. The net effect on liabilities attributable to changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred and amortized as a component of pension expense in accordance with FAS 87.

At December 31, 2004, our prepaid benefit cost for the qualified and supplemental pension plans combined was $60.7 million compared to $53.5 million at December 31, 2003. The prepaid benefits cost represents the end of period excess of the fair value of plan assets over the benefit obligation plus or minus amounts not yet recognized. Net pension income included as a component of administrative expense was $6.9 million, $7.4 million, and $6.0 million for the years ended December 31, 2004, 2003, and 2002, respectively. For the year ended December 31, 2004, we did not contribute any funding into our qualified cash balance pension plan and based on the current funded status, do not anticipate any contributions during 2005. For the year ended December 31, 2004, we contributed $0.3 million into our supplemental cash balance pension plan and anticipate contributions of $0.4 million during 2005.

Other Postretirement Benefits

We provide most employees certain life, medical, vision and dental benefits upon retirement. As discussed in Note 2 to the Consolidated Financial Statements we account for these plans in accordance with Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“FAS 106”). In accordance with FAS 106, we use various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree health plan.

At December 31, 2004, we lowered our discount rate to 5.75% (from 6.0% for our 2004 expense recognition). The assumed health care cost trend rate used in measuring the other benefit obligations was 9.75% in 2004 for participants under age 65 in EPO and PPO plans, 10.5% for participants under age 65 in other plans, 3.61% for participants in Medicare HMOs and 9.75% for participants age 65 and over in indemnity plans, decreasing gradually each year until ultimately leveling out at 4.5% in 2013.

At December 31, 2004, our liability for postretirement benefits other than pensions was $144.6 million compared to $142.7 million at December 31, 2003. Expected future benefit payments with respect to liabilities under these plans can be found in the “Liquidity and Capital Resources” section of this report.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”).” EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We have complied with the disclosure requirements of EITF 03-1 which were effective December 31, 2003. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1,” which defers the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EIF 03-1 pending the development of further guidance. We will continue to monitor this developments concerning this Issue and are currently unable to determine the impact of EITF 03-1 on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We anticipate adopting the prospective method and expect that the adoption of SFAS 123R will have an impact similar to the current pro forma disclosure for existing options under SFAS 123 in Footnote 2 to our consolidated financial statements. In addition, the expense associated with future grants derived from the fair value model selected, will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Other long-term equity investments include joint ventures and warrants. Joint ventures are accounted for under the equity method. Our warrants are considered derivatives and are carried at fair value. Our warrants are not classified as hedging instruments. Fair values of warrants are determined using the Black-Scholes Options Valuation Model. Changes in the fair values of warrants are recorded as realized gains or losses.

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

Interest Rate Risk

Interest rate risk is defined as the potential for economic losses on fixed-rate securities due to an adverse change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and policyholders’ surplus. Further, we do not engage in the use of derivatives to manage interest rate risk. A hypothetical increase in interest rates of 100 basis points would result in an estimated decrease in the fair value of the fixed income portfolio at December 31, 2004 of approximately $38.7 million.

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

Fixed Maturity Securities Quality Distribution

The following chart shows the quality distribution of our fixed maturity securities portfolio as of December 31, 2004 and December 31, 2003 (at fair value):

	December 31, 2004	Percent of Total	December 31, 2003	Percent of Total
	(dollars in millions)
Total fixed maturity
Aaa	$1,144.4	74.6%	$995.3	78.4%
Aa	175.7	11.5	72.7	5.7
A	212.3	13.9	193.1	15.2
Baa	0.0	0.0	8.6	0.7

Total fixed maturity	$1,532.4	100.0%	$1,269.7	100.0%

Total fixed maturity corporate securities:
Industrial	$72.7	12.8%	$28.8	6.7%
Finance	397.5	69.8	347.5	80.8
Utility	20.8	3.7	5.3	1.2
Asset-backed securities	25.8	4.5	13.5	3.1
Other	52.5	9.2	35.1	8.2

Total fixed maturity corporate securities	$569.3	100.0%	$430.2	100.0%

Total mortgage-related securities:
Mortgage pass through certificates	$19.6	8.2%	$6.3	3.0%
Collateralized mortgage obligations	218.6	91.8	203.6	97.0

Total mortgage-related securities	$238.2	100.0%	$209.9	100.0%

Equity Price Risk

Equity price risk for stocks is defined as the potential for economic losses due to an adverse change in equity prices. Equity risk exposure is managed through our investment in an indexed mutual fund. Specifically, we are invested in the ML S&P 500 Index LLC, which is an S&P 500 index mutual fund, resulting in a well-diversified and liquid portfolio that replicates the risk and performance of the broad U.S. stock market. We also hold a direct common stock investments and equity investments in our non-qualified employee benefit plans. We estimate our equity price risk from a hypothetical 10% decline in the S&P 500 and the relative effect of that decline in the value of our marketable equity portfolio at December 31, 2004 to be a decrease in fair value of $5.3 million.

Fixed Income Securities

Our fixed income strategy is to construct and manage a high quality, diversified portfolio of securities. Additionally, our investment policy establishes minimum quality and diversification requirements resulting in an average credit rating of approximately “AA+.” The average duration of our portfolio as of December 31, 2004 was 2.4 years.

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

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of WellChoice, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or supervised by, the company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Ernst & Young LLP, the registered public accounting firm that audited the Company’s financial statements included in this report, have issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

February 14, 2005

Item 9B.	Other Information.

By action by unanimous written consent dated December 24, 2004, the Compensation Committee approved a change in the effective date of the Company’s new Executive Savings Plan to December 27, 2004. The new Plan was initially adopted on December 15, 2004, with an effective date of January 1, 2005. The new Plan is described in the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2004. A copy of the new Plan, as amended, is being filed as Exhibit 10.38 to this report.

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

Code of Ethics, Corporate Governance Guidelines and Committee Charters

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

Copies of our Corporate Governance Guidelines, Committee on Director Affairs Charter, Compensation Committee Charter, Audit Committee Charter, Investment Committee Charter and Public Policy Committee Charter also are posted on our website, www.wellchoice.com. In order to access this portion of our website, click on the “Investors” tab, then on the “Corporate Governance” caption.

A copy of the Corporate Code of Ethics and Business Conduct, our Corporate Governance Guidelines and the Charters of the standing Committees may be obtained upon request, without charge, by contacting our Investor Relations Department at 212-476-7800 or by writing to us at WellChoice, Inc., 11 West 42nd St., New York, NY 10036, Attn: Senior Vice President, Communications.

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

The information required by Item 13 is incorporated by reference from the information under the heading “Certain Relationships and Related Transactions” in the Proxy Statement. See “Item 5.—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for a discussion of securities authorized for issuance under our equity compensation plans.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference from the information under the heading “Proposals On Which You May Vote—Ratification of the Reappointment of Ernst & Young LLP as Independent Auditors for 2005” in the Proxy Statement.

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

(3) Exhibits:

The following exhibits are filed as part of this report (other than exhibits 32.1 and 32.2, which are being furnished with this report):

Number		Description

2.1		New York State Superintendent of Insurance’s Opinion and Decision approving Plan Of Conversion, dated October 8, 2002 (1)

2.2		Form of Transfer and Exchange Agreement between The New York Public Asset Fund and WellChoice, Inc. (1)

2.3		Form of Transfer and Exchange Agreement between The New York Charitable Asset Foundation and WellChoice, Inc. (1)

2.4		Form of Transfer Agreement between WellChoice, Inc. as transferee, and Empire HealthChoice, Inc., as transferor (1)

3.1		Amended and Restated Certificate of Incorporation of WellChoice, Inc. (2)

3.2		Amended and Restated Bylaws of WellChoice, Inc., as amended as of March 24, 2004 (8)

4.1		Specimen Common Stock certificate (1)

4.2		Registration Rights Agreement dated as of November 7, 2002, by and among WellChoice, Inc., The New York Public Asset Fund and The New York Charitable Asset Foundation (2)

9.1		Voting Trust and Divestiture Agreement dated as of November 7, 2002, by and among WellChoice Inc., The New York Public Asset Fund and The Bank of New York, as trustee (2)

10.1	*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2000 Plan Description (1)

10.2	*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2001 Plan Description (1)

10.3	*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2002 Plan Description (1)

10.4	*	Empire HealthChoice, Inc. Executive Savings Plan, as Amended and Restated effective January 1, 1999 (1)

(a) First Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan Trust (7)

(b) Second Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan, as Amended and Restated as of January 1, 2001 (7)

(c) Third Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan, As Amended and Restated as of January 1, 2001 (7)

10.5	*	Empire HealthChoice, Inc., 1998-2000 Long-Term Incentive Compensation Plan (1)

10.6	*	Empire HealthChoice, Inc., 1999-2001 Long-Term Incentive Compensation Plan (1)

10.7	*	Empire HealthChoice, Inc., 2000-2002 Long-Term Incentive Compensation Plan (1)

10.8	*	WellChoice, Inc. Long-Term Incentive Compensation Plan, as amended on March 24, 2004 (8)

Number	Description

10.10	Form of Blue Cross License Agreement (1)

10.11	Form of Blue Shield License Agreement (1)

10.12†	Master Services Agreement, dated June 1, 2002, between Empire HealthChoice, Inc. and International Business Machines Corporation (1)

10.13	Software License and Support Agreement, dated June 1, 2002, between WellChoice, Inc. and International Business Machines Corporation (1)

10.13(a)	Letter Agreement dated October 27, 2004, terminating the Software License and Support Agreement, dated June 1, 2002, between WellChoice, Inc. and International Business Machines Corporation and amending the Master Services Agreement, dated June 1, 2002, between WellChoice, Inc. and International Business Machines Corporation +

10.14	Agreement of Lease, dated January 17, 2002, between Forest City Myrtle Associates, LLC as Landlord and Empire HealthChoice, Inc. d/b/a/ Blue Cross Blue Shield as Tenant (1)

10.15	Credit and Guaranty Agreement, dated as of October 17, 2002 (1)

10.16	Form of Empire Blue Cross Blue Shield License Addendum to Blue Cross and Blue Shield License Agreements (1)

10.17	Form of Amendment No. 1 to Credit and Guaranty Agreement (1)

10.18*	Change in Control Retention Agreement, dated December 18, 2002, between WellChoice, Inc. and Michael A. Stocker, M.D. (3)

10.18(a)*	Amendment dated December 16, 2004, to Change in Control Retention Agreement, dated December 18, 2002, between WellChoice, Inc. and Michael A. Stocker, M.D. (12)

10.20*	Change in Control Retention Agreement, dated December 23, 2002, between WellChoice, Inc. and John Remshard (3)

10.20(a)*	Amendment dated December 16, 2004 to Change in Control Retention Agreement, dated December 23, 2002, between WellChoice, Inc. and John Remshard (12)

10.22*	WellChoice, Inc. Annual Executive Incentive Compensation Plan – 2003 Plan Description (4)

10.25*	WellChoice, Inc. 2003 Employee Stock Purchase Plan, as amended on July 21, 2004 (9)

10.26	Second Amendment dated October 16, 2003 to Credit and Guaranty Agreement (6)

10.27*	Change in Control Retention Agreement dated April 30, 2003 between WellChoice, Inc. and Gloria McCarthy (6)

10.27(a)*	Amendment dated December 16, 2004 to Change in Control Retention Agreement dated April 30, 2003 between WellChoice, Inc. and Gloria McCarthy (12)

10.28*	Change in Control Retention Agreement dated December 23, 2002, between WellChoice, Inc. and Linda V. Tiano (7)

10.28(a)*	Amendment dated December 16, 2004 to Change in Control Retention Agreement dated December 23, 2002, between WellChoice, Inc. and Linda V. Tiano (12)

10.29*	Change in Control Retention Agreement dated February 11, 2003, between WellChoice, Inc. and Jason Gorevic (7)

10.29(a)*	Amendment dated December 16, 2004 to Change in Control Retention Agreement dated February 11, 2003, between WellChoice, Inc. and Jason Gorevic (12)

10.30*	WellChoice, Inc. Annual Executive Incentive Compensation Plan – 2004 Plan Description.(7)

Number	Description

10.31*	WellChoice, Inc. Directors Deferred Cash Compensation Plan (7)

10.32*	Form of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Award relating to Restricted Stock Unit Awards issued to Non-Management Directors (8)

10.33*	Form of Notice of Restricted Stock Unit Award relating to May 2004 Restricted Stock Unit Awards issued to Non-Management Directors (8)

10.34*	Form of Stock Option Agreement and Notice of Stock Option Award relating to Non-Qualified Stock Options issued to Non-Management Directors (8)

10.35*	WellChoice Supplemental Plans Trust (8)

10.36	Third Amendment dated October 15, 2004 to Credit and Guaranty Agreement (9)

10.37*	WellChoice, Inc. 2003 Omnibus Incentive Plan, as amended on September 22, 2004 (11)

10.38*	Empire BlueCross BlueShield 2005 Executive Savings Plan (Effective December 27, 2004)+

10.39*	WellChoice, Inc. Annual Executive Incentive Plan – 2005 Plan Description (12)

10.40*	Change in Control Retention Agreement dated February 11, 2003, between WellChoice, Inc. and Deborah Loeb Bohren, as amended by Amendment dated December 16, 2004 (12)

10.41*	Change in Control Retention Agreement dated December 23, 2002, between WellChoice, Inc. and Robert Lawrence, as amended by Amendment dated December 16, 2004 (12)

21	Subsidiaries of the Registrant+

23	Consent of Independent Registered Public Accounting Firm+

24	Power of Attorney (see signature page) to this Annual Report on Form 10-K and incorporated herein+

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002+

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002+

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002+

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002+

+	Filed herewith.

†	Omits information for which confidential treatment has been granted.

*	Management contracts, compensatory plans or arrangements.

(1)	Previously filed as the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-99051) and incorporated herein by reference thereto.

(2)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference thereto.

(3)	Previously filed as the same numbered exhibit to the Registrant’s Current Report on Form 8-K filed January 21, 2003 and incorporated herein by reference thereto.

(4)	Previously filed as the same numbered exhibit to the Registrant’s 2002 Annual Report on Form 10-K filed March 7, 2003 and incorporated herein by reference thereto.

(5)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed July 24, 2003 and incorporated herein by reference thereto.

(6)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed October 24, 2003 and incorporated herein by reference thereto.

(7)	Previously filed as the same numbered exhibit to the Registrant’s 2003 Annual Report on Form 10-K/A filed February 24, 2004 and incorporated herein by reference thereto.

(8)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed April 23, 2004 and incorporated herein by reference thereto.

(9)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed July 23, 2004 and incorporated herein by reference thereto.

(10)	Previously filed as the same numbered exhibit to the Registrant’s Current Report on Form 8-K filed October 18, 2004 and incorporated herein by reference thereto.

(11)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed October 27, 2004 and incorporated herein by reference thereto.

(12)	Previously filed as the same numbered exhibit to the Registrant’s Current Report on Form 8-K filed December 20, 2004 and incorporated herein by reference thereto.

(b)	Reports on Form 8-K:

During the fourth quarter of the fiscal year ended December 31, 2004, the registrant filed the following report on Form 8-K:

On October 18, 2004, we filed with the Commission a Current Report on Form 8-K dated October 15, 2004, disclosing under Item 1.01 the renewal of our credit facility with The Bank of New York.

On October 27, 2004, we filed with the Commission a Current Report on Form 8-K dated October 27, 2004, disclosing under Items 2.02 and 7.01 our earnings for the three months ended December 31, 2004.

On December 20, 2004, we filed with the Commission a Current Report on Form 8-K dated December 20, 2004, disclosing under Items 1.01 the establishment of the 2005 Annual Executive Incentive Compensation Plan and the 2005 Empire BlueCross BlueShield Savings Plan and Amendments to Change in Control Retention Agreements.

(c)	Refer to Item 15(a)(3) of this report.

(d)	Refer to Item 15 (a)(2) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2005	WELLCHOICE, INC.
(Registrant)

	By:	/S/ MICHAEL A. STOCKER, M.D.
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

Signature and Title	Date

/S/ MICHAEL A. STOCKER, M.D. Michael A. Stocker, M.D. Chief Executive Officer, President and Director (Principal Executive Officer)	February 14, 2005

/S/ JOHN W. REMSHARD John W. Remshard Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2005

/S/ JOHN F. MCGILLICUDDY John F. McGillicuddy Chairman of the Board of Directors	February 14, 2005

/S/ HERMES L. AMES, III Hermes L. Ames, III Director	February 14, 2005

/S/ JOHN R. GUNN John R. Gunn Director	February 14, 2005

/S/ PETER HUTCHINGS Peter Hutchings Director	February 14, 2005

/S/ SUSAN L. MALLEY, PH.D. Susan L. Malley, Ph.D. Director	February 14, 2005

Signature and Title	Date

/S/ EDWARD J. MALLOY Edward J. Malloy Director	February 14, 2005

/S/ ROBERT R. MCMILLAN Robert R. McMillan Director	February 14, 2005

/S/ STEPHEN S. SCHEIDT, M.D. Stephen S. Scheidt, M.D. Director	February 14, 2005

/S/ FREDERICK O. TERRELL Frederick O. Terrell Director	February 14, 2005

/S/ LOUIS R. TOMSON Louis R. Tomson Director	February 14, 2005

/S/ FAYE WATTLETON Faye Wattleton Director	February 14, 2005

/S/ JOHN E. ZUCCOTTI John E. Zuccotti Director	February 14, 2005

WellChoice, Inc. and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

To the Board of Directors of WellChoice, Inc.

We have audited the accompanying consolidated balance sheets of WellChoice, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WellChoice, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WellChoice, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 14, 2005

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors of WellChoice, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that WellChoice, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WellChoice, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that WellChoice, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, WellChoice, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WellChoice, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of WellChoice, Inc. and subsidiaries and our report dated February 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 14, 2005

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2004	2003
	(In thousands, except share and per share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: $1,374,592 and $1,036,747)	$1,361,832	$1,037,255
Marketable equity securities, at fair value (cost: $43,774 and $52,890)	53,430	60,414
Short-term investments	170,577	232,474
Other long-term equity investments	18,624	31,686

Total investments	1,604,463	1,361,829
Cash and cash equivalents	758,518	697,518

Total investments and cash and cash equivalents	2,362,981	2,059,347

Receivables:
Billed premiums, net	107,575	92,399
Accrued premiums	340,838	285,773
Other amounts due from customers, net	117,180	107,062
Notes receivable, net	12,665	12,410
Advances to hospitals, net	1,882	10,788
Accrued investment income	10,763	9,613
Miscellaneous, net	71,313	51,333

Total receivables	662,216	569,378

Property, equipment and information systems, net of accumulated depreciation	107,120	113,526
Prepaid pension expense	60,682	53,515
Deferred taxes, net	157,723	216,534
Other	39,377	30,693

Total assets	$3,390,099	$3,042,993

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31
	2004	2003
	(In thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Unpaid claims and claims adjustment expense	$678,814	$609,491
Unearned premium income	138,722	134,174
Managed cash overdrafts	215,357	197,995
Accounts payable and accrued expenses	67,405	104,526
Advance deposits	160,553	113,843
Group and other contract liabilities	99,349	112,204
Postretirement benefits other than pensions	144,577	142,743
Obligations under capital lease	44,004	48,345
Other	158,993	147,315

Total liabilities	1,707,774	1,610,636

Stockholders’ equity:
Common stock, $0.01 per share value, 225,000,000 shares authorized; shares issued and outstanding: 2004—84,047,152; 2003—83,676,446	840	837
Class B common stock, $0.01 per share value, one share authorized, issued and outstanding	—	—
Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	1,275,160	1,262,222
Retained earnings	408,759	162,584
Unearned restricted stock compensation	(9,904)	(6,027)
Accumulated other comprehensive income	7,470	12,741

Total stockholders’ equity	1,682,325	1,432,357

Total liabilities and stockholders’ equity	$3,390,099	$3,042,993

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended December 31
	2004	2003	2002
	(In thousands, except share and per share data)
Revenue:
Premiums earned	$5,254,617	$4,875,380	$4,628,035
Administrative service fees	502,236	445,865	396,203
Investment income, net	57,717	51,235	64,806
Net realized investment gains	11,743	11,799	2,604
Other income (loss), net	670	(1,724)	14,012

Total revenue	5,826,983	5,382,555	5,105,660

Expenses:
Cost of benefits provided	4,536,521	4,162,246	3,947,382
Administrative expenses	903,088	876,687	833,160
Conversion and IPO expenses	—	—	15,350

Total expenses	5,439,609	5,038,933	4,795,892

Income from continuing operations before income taxes	387,374	343,622	309,768
Income tax (expense) benefit	(141,199)	(142,496)	67,847

Income from continuing operations	246,175	201,126	377,615
Loss from discontinued operations, net of taxes of $0	—	—	(1,056)

Net income	$246,175	$201,126	$376,559

Basic net income per common share	$2.95	$2.41
Diluted net income per common share	$2.94	$2.41
Shares used to compute basic earnings per share based on weighted average shares outstanding	83,539,772	83,490,478
Shares used to compute diluted earnings per share based on weighted average shares outstanding	83,848,159	83,518,167
Net loss for the period from November 7, 2002 (date of conversion and initial public offering) to December 31, 2002			$(38,542)
Basic and diluted net loss per common share for the period from November 7, 2002 (date of conversion and initial public offering) to December 31, 2002			$(0.46)
Shares used to compute earnings per share, based on weighted average shares outstanding November 7, 2002 (date of conversion and initial public offering) to December 31, 2002			83,333,244

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock		Additional Paid In Capital	Unassigned Reserves	Retained (Deficit) Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (1)
	Number of Shares	Par Value
Balance at January 1, 2002				$813,310			$15,935	$829,245
Initial public offering of common stock	83,490,478	$835	$1,255,566	(1,228,411)				27,990
Net income (loss)				415,101	$(38,542)			376,559
Other comprehensive income							2,468	2,468

Comprehensive income								379,027

Balance at December 31, 2002	83,490,478	835	1,255,566	—	(38,542)		18,403	1,236,262
Net income (loss)					201,126			201,126
Other comprehensive loss							(5,662)	(5,662)

Comprehensive income								195,464
Issuance of common stock for stock incentive plan	185,969	2	6,656			$(6,027)		631

Balance at December 31, 2003	83,676,447	837	1,262,222	—	162,584	(6,027)	12,741	1,432,357
Net income					246,175			246,175
Other comprehensive loss							(5,271)	(5,271)

Comprehensive income								240,904
Secondary public offering costs			(752)					(752)
Issuance of common stock for stock incentive plan, net of forfeitures, and stock purchase plan	369,436	3	13,525			(10,154)		3,374
Exercise of stock options	23,901	—	741					741
Tax benefit realized on exercise of stock options and vesting of restricted stock awards			447					447
Amortization of unearned stock compensation						6,277		6,277
Repurchase of common stock	(22,632)	—	(1,023)					(1,023)

Balance at December 31, 2004	84,047,152	$840	$1,275,160	$—	$408,759	$(9,904)	$7,470	$1,682,325

(1)	Reserve for Policyholders’ Protection prior to for profit conversion

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2004	2003	2002
	(In thousands)
Cash flows from operating activities
Net income	$246,175	$201,126	$376,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,580	39,453	34,502
Net realized gain on sales of investments	(11,743)	(11,799)	(2,604)
(Credit) provision for doubtful accounts	(3,573)	937	1,284
Accretion of discount (premium), net	2,393	5,537	(2,733)
Equity in (earnings) loss of other long-term equity investments	(719)	(1,364)	229
Deferred income tax expense (benefit)	61,306	55,806	(151,372)
Other	(7,167)	(8,306)	(5,763)
Changes in assets and liabilities:
Billed and accrued premiums receivable	(69,056)	(17,854)	43,372
Other customer receivable	(10,844)	(14,431)	(24,956)
Notes receivable	(255)	(352)	(1,610)
Advances to hospitals	9,179	(10,666)	1,757
Accrued investment income	(1,150)	217	(383)
Insurance proceeds receivable	—	—	13,716
Miscellaneous receivables	(16,638)	3,087	(8,212)
Other assets	(8,684)	2,894	(6,207)
Unpaid claims and claims adjustment expenses	69,323	49,567	(74,205)
Unearned premium income	4,548	6,670	7,321
Managed cash overdrafts	17,362	27,725	(4,332)
Accounts payable and accrued expenses	(29,286)	(8,854)	(9,608)
Advance deposits	46,710	(23,919)	(73,494)
Group and other contract liabilities	(12,855)	(666)	16,315
Postretirement benefits other than pensions	1,834	(993)	5,530
Other liabilities	14,893	1,261	47,584

Net cash provided by operating activities	339,333	295,076	182,690

Cash flows from investing activities
Purchases of property, equipment and information systems	(33,324)	(43,519)	(33,691)
Proceeds from sale of property, equipment and information systems	16	1,803	1,349
Purchases of available for sale investments	(1,618,196)	(1,568,589)	(1,757,657)
Proceeds from sales and maturities of available for sale investments	1,374,149	1,524,670	1,660,541

Net cash used in investing activities	(277,355)	(85,635)	(129,458)

Cash flows from financing activities
(Decrease) increase in capital lease obligations	(4,341)	646	(2,379)
Net (costs) proceeds from common stock issued in public offering	(752)	—	27,990
Proceeds from the exercise of stock options and employee stock purchase plan, net of treasury stock repurchases	4,115	—	—

Net cash (used in) provided by financing activities	(978)	646	25,611

Net change in cash and cash equivalents	61,000	210,087	78,843
Cash and cash equivalents at beginning of period	697,518	487,431	408,588

Cash and cash equivalents at end of period	$758,518	$697,518	$487,431

Supplemental disclosure:
Income taxes paid	$88,392	$79,901	$90,473

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share data)

December 31, 2004

1. Organization and For-Profit Conversion

WellChoice, Inc. (“WellChoice”) was formed in August 2002 as a Delaware Corporation to be the parent holding company of Empire HealthChoice, Inc. (“EHC”), following its conversion to a for-profit company. WellChoice owns a Health Maintenance Organization (“HMO”) and two health insurance companies through its investment in WellChoice Holdings of New York, Inc. (“WellChoice Holdings”).

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

On June 21, 2004, the Fund sold an additional 9,075,000 shares of common stock in a secondary public offering. The Company did not receive any proceeds from the offering. As of December 31, 2004, additional paid in capital was reduced by $752 to record costs incurred as a result of this offering. At December 31, 2004, the Fund owned 52,001,903, or 61.9%, of the shares of common stock issued and outstanding.

WellChoice Holdings is a non-insurance holding company which wholly-owns Empire HealthChoice Assurance Inc. (“EHCA”), d/b/a Empire Blue Cross Blue Shield. In connection with EHC’s conversion to a for-profit entity, EHC merged with EHCA. EHCA wholly-owns Empire HealthChoice HMO, Inc. (“EHC HMO”) and WellChoice Insurance of New Jersey, Inc. (“WCINJ”). EHC HMO is an HMO licensed under Article 44 of the New York Public Health Law and is also licensed to operate an HMO in the State of New Jersey. WCINJ is a credit, life, accident and health insurance company licensed in eleven states, which currently writes business only in New Jersey.

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

WellChoice through December 31, 2004 had, through a subsidiary investment, a 24.97% interest in National Accounts Service Company, LLC (“NASCO”), a limited liability company, which processes national account claims for the Company and other Blue Cross Blue Shield plans. See footnote 9. On December 31, 2004, WellChoice withdrew from and ceased to be a member of NASCO and received $13,444 in exchange for its equity interest in NASCO.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Certain 2003 and 2002 amounts have been reclassified to conform with the 2004 presentation.

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

Other Long-Term Equity Investments

Other long-term equity investments include joint ventures and warrants. Joint ventures are accounted for under the equity method. The Company’s warrants are considered derivatives and are carried at fair value. The warrants are not classified as hedging instruments. Fair values of warrants are determined using the Black-Scholes options valuation model. Changes in the fair values of warrants are recorded as realized gains or losses. At December 31, 2004 and 2003, the fair value of these warrants were $2,557 and $3,506, respectively.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

Cash and Cash Equivalents

The Company considers all bank deposits, highly liquid securities and certificates of deposit with maturities of three months or less at the date of purchase to be cash equivalents. These cash equivalents are carried at cost which approximates fair value.

Pharmaceutical Rebate Sharing Program

The Company participates in pharmaceutical rebate sharing programs with drug manufacturers through a third party pharmacy benefit manager. Rebates for fully insured groups are recorded as a reduction to the cost of benefits provided. Rebates for self-funded groups are, pursuant to the terms of the self-funded agreement, either recorded as administrative service fee revenue or refunded to the self-funded group. The Company records an estimate for pharmacy rebates earned but not yet received. These estimates are adjusted as new information becomes known and such adjustments are included in current period results of operations. Pharmacy rebates included in miscellaneous receivables were $16,407 and $15,813 at December 31, 2004 and 2003, respectively.

Market Stabilization and Stop Loss Pools

The Company is required to participate in Market Stabilization and Stop Loss Pools (“Pools”) as established by the State of New York. Contributions and recoveries under the Pools are estimated based on interpretations of applicable regulations and are recorded as an addition or a reduction to cost of benefits provided. These estimates are adjusted as new information becomes known and such adjustments are included in current period results of operations. In 2004 and 2003, cost of benefits provided was reduced by $33,896 and $57,549, respectively, for activity related to the Pools. Pool recoverables included in miscellaneous receivables were $39,959 and $23,877 at December 31, 2004 and 2003, respectively.

Receivables

Receivables are reported net of allowance for doubtful accounts of $10,131 and $14,661 at December 31, 2004 and 2003, respectively. The allowance for doubtful accounts calculation is based upon historical experience, which takes into consideration the length of time the receivable has been outstanding.

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

Unpaid Claims and Claims Adjustment Expenses

The cost of unpaid claims, both for reported claims and claims incurred but not yet reported to the Company, is calculated based upon claim history, claim inventory, number of claims received, changes in product mix, number of contracts in force, recent trend experience, unit costs and the regulatory environment. The estimated expense of processing these claims is also included in the consolidated financial statements as a component of administrative expense. These estimates are subject to the effects of medical claim trends and other uncertainties. Although considerable variability is inherent in such estimates, management believes that the reserves for claims and claims

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

adjustment expenses are adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known. Such adjustments are included in current period results of operations.

Advance Deposits

Under certain funding arrangements, customers are contractually obligated to remit funds on a paid claims basis. Funds received prior to payment of claims are classified as advance deposits.

Retirement Benefits

Retirement benefits represent outstanding obligations for certain retiree health care and life insurance benefits and any unfunded liabilities related to defined benefit pension plans. Liabilities for pension benefits are accrued in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. Medical and life insurance benefits for retirees are accrued in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.

Revenue

Membership contracts are generally for a period of one year and are subject to cancellation by the employer group upon 60 days written notice. Premiums are normally due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to members. Premiums received prior to such periods are recorded as unearned premiums. Premiums on retrospectively rated group contracts are accrued by making estimates based on past claims experience on such contracts. Premiums collected on retrospectively rated group contracts in excess of premiums earned are classified as group and other contract liabilities. Premiums earned for products subject to minimum loss ratio regulations are reduced for estimated refunds. Refund estimates are adjusted as new information becomes known and such adjustments are included in current period results of operations. Premiums earned for the years ended December 31, 2004 and 2003 were reduced by $3,785 and $28,834, respectively, related to these estimates.

Administrative service fees are recognized in the period the related services are performed. All benefit payments under these programs are excluded from revenue and cost of benefits provided.

Cost of Benefits Provided

Cost of benefits provided includes claims paid, claims in process and pending, and an estimate of unreported claims for healthcare service provided to insured members during the period. Costs of benefits are reported net of pharmacy rebates, coordination of benefits and pool recoveries.

Acquisition Costs

Marketing and other costs associated with the acquisition of membership contracts are expensed as incurred.

Income Taxes

The Company accounts for income taxes using the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more than likely than not that all or some portion of the deferred tax assets will not be realized.

Premium Deficiency

A premium deficiency reserve is established when expected claim payments or incurred costs, claim adjustment expenses and administrative costs exceed the premiums to be collected for the remainder of a contract period. For

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

purposes of determining if a premium deficiency reserve exists, contracts are grouped in a manner consistent with how policies are marketed, serviced and measured. Anticipated investment income is not utilized in the premium deficiency reserve calculation. At December 31, 2004 and 2003, a premium deficiency reserve of $0 and $402, respectively, is included in group and other contract liabilities.

Stock-Based Compensation

The Company has an incentive stock plan that provides for stock-based compensation, including stock options, restricted stock awards, restricted stock units and an employee stock purchase plan. Stock options are granted for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of the grant. Restricted stock awards and restricted stock units are valued at the fair value of the stock on the grant date, with no cost to the grantee. The employee stock purchase plan, in accordance with the Section 423 of the Internal Revenue Code, allows for a purchase price per share to be 85% of the lower of the fair value of a share of common stock on (i) the first trading day of the offering period, or (ii) the last trading day of the offering period. The Company accounts for stock-based compensation using the intrinsic method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and, accordingly, if the exercise price is equal to the fair market value of the shares at the date of the grant, the Company recognizes no compensation expense related to stock options. For grants of restricted stock and restricted stock units, unearned compensation, equivalent to the fair value of the shares at the date of grant, is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended.

Earnings Per Share

For 2004 and 2003, earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the year. For 2002, earnings per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the period from November 7, 2002, the date of the for-profit conversion and initial public offering, to December 31, 2002.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the dilutive effect of all stock options, restricted stock awards and restricted stock units using the treasury stock method. Under the treasury stock method, the exercise of stock options is assumed, with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

Pro Forma Disclosure

The pro forma information regarding net income and earnings per share has been determined as if the Company accounted for its stock-based compensation using the fair value method. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	2004	2003
Risk-free interest rate	3.48%	3.47%
Volatility factor	38%	42%
Dividend Yield	—	—
Expected life	5 years	5 years

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

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

For purposes of pro forma disclosures, compensation expense is increased for the estimated fair value of the options amortized over the options’ vesting periods and for the difference between the market price of the stock and discounted purchase price of the shares on the purchase date for the employee stock purchases. The Company’s pro forma information is as follows:

	Year ended December 31
	2004	2003	2002
Reported net income	$246,175	$201,126	$376,559
Add: Stock-based compensation cost, net of tax, included in reported net income	3,898	342	—
Less: Total stock-based compensation determined under the fair value based method for all awards, net of tax	(10,864)	(597)	—

Pro forma net income	$239,209	$200,871	$376,559

	Year ended December 31,
	2004		2003
	As Reported	Pro Forma	As Reported	Pro Forma
Earnings per share:
Basic net income per common share	$2.95	$2.86	$2.41	$2.41
Diluted net income per common share	2.94	2.86	2.41	2.41
Weighted-average fair value of options granted during the year	—	14.12	—	12.92
Weighted-average fair value of restricted stock awards granted during the year	36.90	36.90	31.03	31.03
Weighted-average fair value of restricted stock unit awards granted during the year	39.38	39.38	31.03	31.03

Recent Accounting Pronouncements

In March 2003, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”).” EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other than temporary and recognized. An EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and Marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date but for which an other than temporary impairment has not been recognized. The Company has complied with the disclosure requirements of EITF 03-1which were effective December 31, 2003. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1,” which defers the

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 pending the development of further guidance. The Company will continue to monitor the developments concerning this Issue and is currently unable to determine the impact of EITF 03-1 on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the transition method to be used at date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company anticipates adopting the prospective method and expects that the adoption of SFAS 123R will have an impact similar to the current proforma disclosure for existing options under SFAS 123. In addition, the Company does not expect that the expense associated with future grants derived from the fair value model selected, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

3. Investments

Available-for-sale investments are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2004
Fixed maturities:
U.S. Treasury Notes	$251,381	$45	$(899)	$250,527
U.S. Government Agency obligations	461,098	389	(2,989)	458,498
U.S. Government Agency mortgage-backed securities	156,890	119	(1,982)	155,027
Public utility bonds	16,156	—	(394)	15,762
Corporate securities	489,067	173	(7,222)	482,018

Total fixed maturities	1,374,592	726	(13,486)	1,361,832

Marketable equity securities:
Common stock	43,774	9,954	(298)	53,430

Total marketable equity securities	43,774	9,954	(298)	53,430

Total fixed maturities and marketable equity securities investments	$1,418,366	$10,680	$(13,784)	$1,415,262

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2003
Fixed maturities:
U.S. Treasury Notes	$94,032	$518	$(54)	$94,496
U.S. Government Agency obligations	457,514	987	(6,197)	452,304
U.S. Government Agency mortgage-backed securities	84,812	242	(797)	84,257
Public utility bonds	5,361	—	(26)	5,335
Corporate securities	395,028	7,299	(1,464)	400,863

Total fixed maturities	1,036,747	9,046	(8,538)	1,037,255

Marketable equity securities:
Common stock	42,834	7,354	(172)	50,016
Non-redeemable preferred stock	10,056	342	—	10,398

Total marketable equity securities	52,890	7,696	(172)	60,414

Total fixed maturities and marketable equity securities investments	$1,089,637	$16,742	$(8,710)	$1,097,669

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Notes	$189,359	$(898)	$107	$(1)	$189,466	$(899)
U.S. Government Agency obligations	299,658	(2,671)	14,659	(318)	314,317	(2,989)
U.S. Government Agency mortgage-backed securities	128,293	(1,596)	11,558	(386)	139,851	(1,982)
Public utility bonds	15,762	(394)	—	—	15,762	(394)
Corporate securities	407,400	(6,401)	15,452	(821)	422,852	(7,222)

Total fixed maturities	1,040,472	(11,960)	41,776	(1,526)	1,082,248	(13,486)

Common stock	2,551	(289)	90	(9)	2,641	(298)

Total temporarily impaired securities	$1,043,023	$(12,249)	$41,866	$(1,535)	$1,084,889	$(13,784)

The unrealized losses in the Company’s investments in U.S. Treasury Notes, U.S. Government Agency obligations, U.S. Government Agency Mortgage-Backed Securities were caused by interest rate increases. The contractual cash flows of these investments are either guaranteed by the U.S. Government or an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Based on the immaterial severity of the impairments and the ability and intent of the Company to hold these investments until recovery of fair value, which may be maturity, the bonds were not considered to be other than temporarily impaired at December 31, 2004.

The unrealized losses in the Company’s investments in Public Utility and Corporate bonds were caused by interest rate increases. The Company evaluated the credit rating of these securities and noted no deterioration. The

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

contractual terms of the securities does not permit the issuers to settle the bond at less than amortized cost. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other than temporarily impaired at December 31, 2004.

The Company’s unrealized loss in marketable equity securities consists of securities held for the Company’s non-qualified employee benefit plans. Approximately 97% of the unrealized loss relates to securities that have been in an unrealized loss position for less than 12 months. Based on the duration of the impairment, overall market volatility and the Company’s ability and intent to hold these securities for a reasonable period of time sufficient for a recovery of fair value, the Company did not consider these investments to be other than temporarily impaired at December 31, 2004.

The amortized cost and fair value of fixed maturities, by contractual maturity, are shown below:

	December 31, 2004
	Amortized Cost	Fair Value
Due in 1 year or less	$108,094	$107,767
Due after 1 year through 5 years	564,521	561,532
Due after 5 years through 10 years	174,689	174,284
Due after 10 years	527,288	518,249

Total	$1,374,592	$1,361,832

Mortgage-backed securities do not have a single maturity date and have been included in the above table based on the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company accounts for amortization of premiums and discounts related to changes in expected maturities using the retrospective method. Therefore prepayment assumptions (based primarily on interest rates) have a significant effect on amounts reported. A one percentage point increase in interest rates would increase the expected maturity by 2.6 years resulting in a decrease in value of $7,295. A one percentage point decrease in interest rates would decrease the expected maturity by 2.5 years resulting in an increase in value of $4,179.

Proceeds from sales of available for sale securities for the years ended December 31, 2004, 2003 and 2002 were $609,990, $268,062 and $231,840, respectively. The Company’s investment portfolio is not significantly concentrated in any particular industry or geographic region.

Investment income, net is summarized as follows:

	Year ended December 31
	2004	2003	2002
Fixed maturities	$48,344	$41,759	$57,507
Marketable equity securities	224	1,100	1,081
Short-term investments and cash equivalents	9,741	8,237	7,775
Other long-term equity investments	118	23	117

Interest and dividend income	58,427	51,119	66,480

Equity in earnings (losses) of joint ventures	719	1,364	(229)

Less investment expenses including interest on advance deposits	(1,429)	(1,248)	(1,445)

Investment income, net	$57,717	$51,235	$64,806

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

Realized and unrealized gains and losses on investments were as follows:

	Year ended December 31
	2004	2003	2002
Realized gains:
Fixed maturities	$8,486	$9,480	$4,447
Equity securities	3,371	558	375
Short-term investments and cash equivalents	—	4	6
Other long-term equity investments	2,682	2,044	—

Total realized gains	14,539	12,086	4,828

Realized losses:
Fixed maturities	(2,426)	—	(1,747)
Equity securities	—	(13)	—
Short-term investments and cash equivalents	(16)	—	(1)
Other long-term equity investments	(354)	(274)	(476)

Total realized losses	(2,796)	(287)	(2,224)

Net realized gains	11,743	11,799	2,604

Changes in unrealized (losses) gains:
Fixed maturities	(13,196)	(16,236)	6,305
Equity securities	5,528	7,300	(2,531)
Short-term investments	(97)	(119)	23

Net unrealized (losses) gains	(7,765)	(9,055)	3,797

Total net realized and unrealized gains	$3,978	$2,744	$6,401

The components of other comprehensive (loss) income are as follows:

	Year ended December 31
	2004	2003	2002
Unrealized gains from investments, net of taxes of $(801), $(118), and $(2,186)	$849	$857	$4,059
Reclassification adjustment for gains included in net income, net of taxes of $3,295, $3,511 and $857	(6,120)	(6,519)	(1,591)

Other comprehensive (loss) income	$(5,271)	$(5,662)	$2,468

In 2004, the Company participated in a security lending program, whereby certain securities from its portfolio are loaned to qualified brokers in exchange for cash collateral, equal to at least 102% of the market value of the securities loaned. The securities lending agent indemnified the Company against loss in the event of default by the borrower. Income generated by the securities lending program is reported as a component of net investment income. As of December 31, 2004, fixed maturity securities of $293,871 were loaned under the program.

The Company is required by BCBSA to maintain a deposit for the benefit and security of out-of-state policyholders. At December 31, 2004, the fair value and amortized cost of the investment on deposit were $9,556 and $9,590 respectively. The Company also maintains a deposit to satisfy the requirements of its workers’ compensation insurance carrier. At December 31, 2004, the fair value and amortized cost of the investment on deposit were $1,008 and $1,008, respectively.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

4. Property and Equipment

Property and equipment, including capitalized lease arrangements, are as follows:

	December 31
	2004	2003
Buildings and improvements	$132,958	$126,466
Equipment and furniture	70,039	68,719
Software systems	81,064	66,777

Total property and equipment	284,061	261,962

Less accumulated depreciation and amortization	176,941	148,436

Net property and equipment	$107,120	$113,526

All property and equipment is used by the Company for its operations and includes two facilities and certain equipment leased under agreements, which are accounted for as capital leases. Depreciation expense, including depreciation on assets held under capital leases totaled $32,631, $38,870 and $34,168 for the years ended December 31, 2004, 2003 and 2002, respectively.

For the year ended December 31, 2004, the cost and accumulated depreciation of assets retired were $4,829 and $4,695, respectively. Of these retirements, cost and accumulated depreciation of $3,886 and $3,752, respectively, was for information system equipment and personal computers.

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

5. Claim Reserves

Activity in unpaid claims and certain claim adjustment expenses is summarized as follows:

	Year ended December 31
	2004	2003		2002
Balance as of January 1	$609,893	$563,224		$634,130
Incurred related to:
Current period	4,567,630	4,244,356		3,993,607
Prior periods	(31,109)	(82,110)		(46,225)

Total incurred	4,536,521	4,162,246		3,947,382

Paid related to:
Current period	3,940,184	3,693,619		3,493,244
Prior periods	527,416	421,958		525,044

Total paid	4,467,600	4,115,577		4,018,288

Balance at end of periods	$678,814	$609,893	*	$563,224	*

*	Includes $402 and 3,300 of premium deficiency reserve in WCINJ included in group and other contract liabilities as of December 31, 2003 and 2002, respectively.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

The provision for claims and claim adjustment expenses attributable to prior year incurrals had a favorable development of $31,109, $82,110, and $46,225 in 2004, 2003 and 2002 respectively, due to health care trends being lower than anticipated when the reserves were established. Moreover, actual claim payment lags were shorter than assumed in determining the reserves, due to continued improvement in the claim adjudication process. The favorable development in 2003 included $34,882 of recoveries from the New York Market Stabilization Pools for Medicare Supplemental policies for Pool Years 2000, 2001 and 2002, and $2,898 of amortization of the premium deficiency reserve in WCINJ. Additionally, the development of the prior years’ claim liability impacts premiums for retrospectively rated contracts. Accordingly, the Company’s favorable (unfavorable) development of $11,923, $25,118, and $(1,532) in 2004, 2003, and 2002, respectively, on such contracts, was largely offset by decreases (increases) in premiums.

6. Income Taxes

WellChoice and its subsidiaries file a consolidated federal income tax return. WellChoice currently has a tax sharing agreement in place with all of its subsidiaries. In accordance with the Company’s tax sharing agreement, the Company’s subsidiaries pay federal income taxes to WellChoice based on a separate company calculation.

The significant components of the provision for income tax (expense) benefit are as follows:

	Year ended December 31
	2004	2003	2002
Current tax expense	$(79,893)	$(86,690)	$(83,526)
Deferred tax (expense) benefit	(61,306)	(55,806)	151,373

Income tax (expense) benefit	$(141,199)	$(142,496)	$67,847

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax is as follows:

	Year ended December 31
	2004	2003	2002
Income tax at prevailing corporate tax rate applied to pre-tax income	$(135,581)	$(120,268)	$(108,049)

Increase (decrease):
Change in valuation allowance	—	—	195,698
State and local income taxes, net of federal income tax benefit	(11,218)	(8,933)	(5,077)
Other	5,600	(13,295)	(14,725)

Income tax (expense) benefit	$(141,199)	$(142,496)	$67,847

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

As a result of the conversion to a for-profit accident and health insurance company in 2002, the Company adjusted its deferred tax assets for temporary differences related to EHCA’s liability for state and local taxes which resulted in the recognition of a $5,374 deferred tax asset. In May 2003, the New York State Legislature enacted budget

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

legislation that eliminates the net income portion of the New York State franchise tax applicable to every insurance company other than life insurance companies effective January 1, 2003. As a result, the Company’s tax provision for 2003 was increased by $5,374, reflecting the reversal of the previously recorded deferred tax asset.

During 2004, the Company reached a settlement with the Internal Revenue Service (“IRS”) related to the valuation of the Company’s former headquarters sold in 1997. The Company had obtained an independent appraisal of the property as of January 1, 1987 (the date the Company became subject to federal income taxes) to support its value for the property. The Company recorded a contingent tax expense of approximately $9,200 in prior years to reflect its best estimate of the ultimate settlement with the IRS. The final settlement amount was $3,500 and as a result, the Company’s tax provision for the 2004 was decreased by $5,700.

Prior to January 1, 1987, EHC was exempt from federal income taxes. With the enactment of the Tax Reform Act of 1986, EHC, and all other Blue Cross and Blue Shield plans, became subject to federal income tax. Among other provisions of the Internal Revenue Code, these plans were granted a special deduction (the “833(b) deduction”) for regular tax calculation purposes. The 833(b) deduction is calculated as the excess of 25% of the incurred claim and claim adjustment expenses for the tax year over adjusted surplus, as defined, limited to taxable income. The amount of 833(b) utilized in each tax year is accumulated in an adjusted surplus balance. Once the cumulative adjusted surplus balance exceeds the 833(b) deduction for the current taxable year, the deduction is eliminated. As a result of the 833(b) deduction, EHC has incurred no regular tax liability but in profitable years, paid taxes at the alternative minimum tax rate of 20%. The Company’s ability to utilize the 833(b) deduction was exhausted in 2003.

During the fourth quarter of 2002, the Company reevaluated its tax position for financial statement purposes related to EHC’s ability to utilize the 833(b) deduction and determined that when EHC converted to a for-profit entity, its ability to utilize the 833(b) deduction was uncertain. No authority directly addresses whether a conversion transaction will render the 833(b) deduction unavailable. The Company is aware, however, that the IRS has taken the position related to other Blue Cross Blue Shield plans that a conversion could result in the inability of a Blue Cross Blue Shield plan to utilize the 833(b) deduction. In light of the absence of governing authority, while the Company continued to take the deduction on its tax returns after the conversion, the Company has assumed, for financial statement reporting purposes, that the deduction will be disallowed. As a result, the Company, for financial statement purposes, has utilized $123,797 of the alternative minimum tax credits in excess of those utilized for income tax purposes.

The Company’s gross deferred tax assets and liabilities are as follows:

	December 31
	2004	2003
Deferred tax assets:
Alternative minimum tax credit carryforward	$94,851	$149,801
Fixed assets	1,750	7,387
Loss reserve discounting	4,293	3,982
Post-retirement benefits other than pensions	50,602	49,960
Post-employment benefits	4,268	3,834
Bad debts	3,546	5,523
Deferred compensation	8,385	6,003
Unpaid expense accruals	10,569	14,339
Other temporary differences	9,105	5,739

Total deferred tax assets	187,369	246,568

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

	December 31
	2004	2003
Deferred tax liabilities:
Unrealized gains on investments	5,409	8,705
Pension income adjustment	23,260	20,352
Bonds and bond discount	977	977
Total deferred tax liabilities	29,646	30,034

Net deferred tax assets	$157,723	$216,534

The Company’s alternative minimum tax credit carryforward for income tax purposes of $218,648 has no expiration date.

The Company completed a study of the intangible assets, which existed at January 1, 1987 and has filed amended returns for 1989 and 1990 and 1996 claiming a refund for taxes paid. The Company is aware that the IRS and other Blue Cross Blue Shield plans are currently in litigation to determine whether intangible assets that existed at January 1, 1987 are entitled to tax basis and therefore are deductible in future years’ tax returns. If the Company prevails, these potential future tax benefits of up to $107,000 will be available to the Company. As of December 31, 2004 the Company has not recognized this potential benefit in its financial statements.

The Company paid federal income taxes of $74,000, $58,000 and $84,000 in 2004, 2003 and 2002, respectively.

7. Information Technology Outsourcing

In June 2002, the Company entered into a ten-year outsourcing agreement with International Business Machines Corporation (“IBM”). Under the terms of the contract, IBM is responsible for operating the Company’s data center, technical help desk and a portion of the core applications development. IBM has entered into a separate agreement to sublease the Company’s data center. IBM’s charges under the contract include personnel, calculated as a function of IBM’s cost for personnel dedicated to the outsourcing; computer equipment, based on equipment usage rates; space, based on actual usage rates; and certain other costs.

IBM is expected to invoice the Company approximately $447,200 over the remaining term of the agreement for operating the Company’s data center and technical help desk as follows:

2005	$80,800
2006	67,600
2007	60,000
2008	58,000
2009	55,700
2010	53,200
2011	51,400
2012	20,500

$447,200

The agreement provides for IBM to assist the Company in developing new IT systems. The original agreement required the Company to purchase $65,000 of enhancement and modernization services and equipment from IBM over a five-year term. On October 27, 2004, the agreement was amended and the contractual commitment

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

associated with this portion of the contract was eliminated. In addition, IBM and the Company have terminated the agreement related to the development of a new claims payment system in coordination with deNovis, Inc.

In addition, in 2003 the Company accelerated the repayment of price concessions of $7,339 granted under the original contract. The refunding of the price concessions had no impact on the Company’s results of Operations. At December 31, 2004 and 2003 other liabilities include $10,000 of cash flow concessions the Company has taken on monthly invoices from IBM. In accordance with the terms of the IBM contract the Company is required to repay these amounts in the future.

The Company will own all software developed by IBM under the agreement. All such software in which the Company will have all rights, title and interest will be accounted for in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.

During 2002, in connection with the agreement, the Company sold computer equipment with a net book value of $1,736 to IBM. No gain or loss on the sale of the computer equipment was recognized. Also in connection with the agreement, the Company licensed to IBM certain Internet portal technology for an upfront initial license fee of $2,000. In accordance with SOP 98-1, the Company applied the proceeds from the license of the Internet portal technology to the book value of the assets and no gain or loss was recorded. Under the agreement, IBM has the right to sublicense the Internet portal technology to third parties and the Company will receive 4% of IBM’s gross revenues from its licensing for fifteen years. The Company received no licensing revenue for the years ended December 31, 2004, 2003 and 2002.

The outsourcing agreement can be terminated by either the Company or IBM in certain circumstances for cause without penalty. The Company can terminate the contract without cause after two years or if it experiences a change in control and, in such instances, would be obligated to pay certain termination costs, which vary based on the duration of the contract but are significant in the early years, to IBM. During the term of the agreement, the Company may not perform or engage a third party to perform any of the data center or technical help desk services, or more than 20% of the in-scope core applications software services outsourced to IBM without the written consent of IBM.

During the second quarter of 2002, in connection with the IBM outsourcing, the Company began the implementation of a restructuring plan relating to its information technology personnel. Certain employees were involuntarily terminated in accordance with a plan of termination, certain employees were retained by the Company and certain employees were transitioned to IBM. Severance and other costs accrued at June 30, 2002 relating to the plan of termination were $5,351. During the year ended December 31, 2004, the Company expensed additional $209 related to an adjustment to estimated severance and other compensation costs previously accrued. As of December 31, 2004, the Company made all the payments related to severance and other compensation costs. To help retain its employees and to help IBM retain its newly transitioned employees, the Company offered stay bonuses for these individuals. The Company recognizes the cost of these stay bonuses as these employees provide service. Administrative expenses for the years ended December 31, 2004, 2003 and 2002 included $604, $4,571 and $3,889, respectively, related to these bonuses.

8. Restructuring

In November 2002, as part of the Company’s continuing focus on increasing overall productivity, and in part as a result of the implementation of the technology outsourcing strategy, the Company continued streamlining certain operations and adopted a plan to terminate approximately 500 employees across all segments of its business.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

Severance and other costs of $13,472 were accrued relating to the plan for the year ended December 31, 2002. In March 2004, the Company expensed an additional $649 related to an adjustment to the estimated severance and other compensation costs previously recorded As of December 31, 2004, the Company made all the payments related to severance and other compensation costs. In an effort to facilitate the restructuring plan certain employees were offered stay bonuses. The Company recognizes the cost of these stay bonuses as these employees provide service. Administrative expenses for the years ended December 31, 2004, 2003 and 2002, included $236, $788 and $243, respectively, related to these bonuses.

9. Statutory Information

Insurance companies, including HMOs are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners (the “NAIC”). Under those requirements, the amount of capital and statutory-basis surplus maintained by an insurance company is to be determined based on the various risk factors related to it. At December 31, 2004, EHCA and each of its wholly-owned insurance subsidiaries met the RBC requirements.

EHCA and its subsidiaries are subject to minimum capital requirements under the state insurance laws. Combined statutory-basis surplus of EHCA and its subsidiaries at December 31, 2004 and 2003 of $1,018,351 and $935,995, respectively, exceeded their respective requirements. Combined statutory-basis net income of EHCA and its subsidiaries was $287,472, $259,340 and $316,936, for the years ended December 31, 2004, 2003 and 2002, respectively.

In accordance with the rules of the New York State Insurance Department (“Department”), the maximum amount of dividends which can be paid by the Company’s subsidiaries without approval of the Department is subject to restrictions relating to statutory surplus and adjusted net income or adjusted net investment income.

In September 2004, March 2004, and June 2003, WellChoice received dividend payments from its subsidiary, EHCA, in the amount of $75,000, $120,000, and $140,000 respectively. The dividend payments were approved by the Department. On December 24, 2004, the Superintendent approved the payment of a dividend to WellChoice from EHCA in the amount of $125,000. This dividend was approved by EHCA’s Board of Directors on January 6, 2005 and paid on February 4, 2005.

EHCA made cash contributions to its HMO and insurance subsidiaries of approximately, $65,000 during 2002. The capital contributions were made to ensure that its sufficient surplus under applicable BCBSA and state licensing requirements. There were no cash contributions made during 2004 and 2003.

In 2003, WellChoice began the process of dissolving ENASCO. In connection with the dissolution, WellChoice transferred the investment interest in NASCO to EHCA in the form of a capital contribution. EHCA immediately transferred the NASCO investment interest to WCINJ in the form of a capital contribution.

10. Contingencies

Consumers Union of the U.S., Inc. et. al. On August 20, 2002, Consumers Union of U.S., Inc., the New York Statewide Senior Action Council and several other groups and individuals filed a lawsuit in New York Supreme Court challenging Chapter One of the New York Laws of 2002, (the “Conversion Legislation”), on several constitutional grounds, including that it impairs the plaintiffs’ contractual rights, impairs the plaintiffs’ property rights without due process of law, and constitutes an unreasonable taking of property. In addition, the lawsuit

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

alleges that EHC has violated Section 510 of the New York Not-For-Profit Corporation Law and that the directors of EHC breached their fiduciary duties, among other things, in approving the plan of conversion. On September 20, 2002, the Company responded to this complaint by moving to dismiss the plaintiffs’ complaint in its entirety on several grounds. On November 6, 2002, pursuant to a motion filed by plaintiffs, the New York Supreme Court issued a temporary restraining order temporarily enjoining and restraining the transfer of the proceeds of the sale of common stock issued in the name of, or on behalf of, the Fund or the Foundation to the State or any of its agencies or instrumentalities. The court also ordered that such proceeds be deposited in escrow with The Comptroller of the State of New York pending the hearing of the application for a preliminary injunction. The court did not enjoin WellChoice, EHC or the other defendants from completing the conversion or its initial public offering. On March 6, 2003, the court delivered its decision dated February 28, 2003, in which it dismissed all of the plaintiffs’ claims in the complaint.

However, the February 28, 2003 decision granted two of the plaintiffs, Consumers Union and one other group, leave to replead the complaint to allege that the Conversion Legislation violates the State Constitution on the ground that it is a local law granting an exclusive privilege, immunity and/or franchise to EHC. On April 1, 2003, the remaining plaintiffs filed an amended complaint, asserting the State constitutional claim as suggested in the court’s decision. The amended complaint seeks to invalidate the Conversion Legislation and, for the first time, to rescind its initial public offering. On May 28, 2003, the defendants filed motions to dismiss the amended complaint in its entirety, for failure to state a claim. On October 1, 2003, the court dismissed all claims against the individual members of the board of directors of EHC, but denied defendants’ motions to dismiss the amended complaint. In its decision, the court stated that the plaintiffs’ decision to limit their request for preliminary relief in their original complaint to restraining the disposition of the selling stockholders’ proceeds of the initial public offering, but not to block the offering, may affect such ultimate relief as may be granted in the action, but was not a reason to dismiss the amended complaint.

The parties appealed the February 28, 2003 and the October 1, 2003 decisions and on May 20, 2004, the New York State Appellate Division, First Department, unanimously upheld the lower court’s decisions on (a) February 28, 2003 to dismiss all of the plaintiffs’ claims in the initial complaint and (b) October 1, 2003 to deny defendants’ motion to dismiss the amended complaint. In addressing the plaintiffs’ allegation that the Conversion Legislation is prohibited by the State Constitution and therefore invalid, the court rejected the defendants’ position that the Conversion Legislation does not fall within the constitutional prohibition. The court stated that the language of the constitutional prohibition, at least facially, provides no support for an exception for the Conversion Legislation. On June 24, 2004, all parties filed motions before the Appellate Division requesting that the cases be certified for immediate review by the New York State Court of Appeals to determine whether the Appellate Division’s May 20, 2004 decision was proper. On October 12, 2004, the Appellate Division granted these motions. Per a briefing schedule set by the Court of Appeals, opening briefs and the record on appeal were filed on January 4, 2005, opposition briefs for all parties are due on March 9, 2005 and reply briefs for all parties are due on March 21, 2005. No date has been set for oral argument, but the Company expects that it will occur during the spring of 2005.

The parties have agreed to stay the lower court proceedings, pending resolution of all appeals of both motions. Pursuant to a stipulation, pending the final disposition of the appeals, the proceeds of any sale of any of its stock issued in the name of, or on behalf of, the Fund or the Foundation, shall be transferred to The Comptroller of the State of New York, to be held in escrow in a separate interest bearing account.

Thomas, et al. v. Empire, et al. In May 2003, this putative class action was commenced in the United States District Court for the Southern District of Florida, Miami Division against the Blue Cross Blue Shield

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

Association, Empire and substantially all of the other Blue plans in the country. The named plaintiffs have brought this case on their own behalf and also purport to bring it on behalf of similarly situated physicians and seek damages and injunctive relief to redress their claim of economic losses which they allege is the result of defendants, on their own and as part of a common scheme, systemically denying, delaying and diminishing claim payments. More specifically, plaintiffs allege that the defendants deny payment based upon cost or actuarial criteria rather than medical necessity or coverage, improperly downcode and bundle claims, refuse to recognize modifiers, intentionally delay payment by pending otherwise payable claims and through calculated understaffing, use explanation of benefits, that fraudulently conceal the true nature of what was processed and paid and, finally, by use of capitation agreements which they allege are structured to frustrate a provider’s ability to maximize reimbursement under the capitated agreement. The plaintiffs allege that the co-conspirators include not only the named defendants but also other insurance companies, trade associations and related entities such as Milliman and Robertson (actuarial firm), McKesson (claims processing software company), National Committee for Quality Assurance, Health Insurance Association of America, the American Association of Health Plans and the Coalition for Quality Healthcare. In addition to asserting a claim for declaratory and injunctive relief to prevent future damages, plaintiffs assert several causes of action based upon civil RICO and mail fraud.

The plaintiffs have subsequently amended their complaint, adding several medical societies as additional plaintiffs a cause of action based upon an assignment of benefits, adding several additional defendants including WellChoice and two of its other subsidiaries, WCINJ and EHC HMO and dropping their direct RICO claim, but instead base their RICO claim solely on a conspiracy theory.

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

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on October 4, 2004, which are pending before the court. Meanwhile, class certification discovery is ongoing. Plaintiffs’ motion for class certification was served on December 31, 2004 and its response is due by February 28, 2005.

Solomon, et al. v. Empire, et al. In November 2003, this putative class action was commenced in the United States District Court for the Southern District of Florida, Miami Division against the Blue Cross Blue Shield Association, EHC and substantially all other Blue plans in the country. This case is similar to Thomas, et al. v. Empire, et al, except that this case is brought on behalf of certain ancillary providers, such as podiatrists, psychologists, chiropractors and physical therapists. Like the Thomas plaintiffs, the Solomon plaintiffs allege that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish payments to these providers. The plaintiffs’ allegations are similar to those set forth in Thomas but also include an allegation that defendants have subjected plaintiffs claims for reimbursement to stricter scrutiny than claims submitted by medical doctors and doctors of osteopathy. Plaintiffs are seeking compensatory and monetary damages and injunctive relief. The complaint was subsequently amended to add several new parties, including WellChoice and two of its other subsidiaries, WCINJ and EHC HMO.

By an Order dated January 7, 2004, the case was transferred to Judge Moreno, but not consolidated with the other pending actions. The Court, on its own initiative, deemed this action a “tag along” action to the Shane litigation.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on August 27, 2004 which are pending before the court. Meanwhile, class certification discovery is ongoing. The Company expect plaintiffs’ motion for class certification to be served shortly and its response will be due on or about February 28, 2005.

The Company intends to vigorously defend all these proceedings, however, their ultimate outcomes cannot presently be determined.

Other. The Company is also involved in numerous claims, contractual disputes and uncertainties, including disputes with healthcare providers involving payment arrangements and contract terms, in the ordinary course of business. The Company believes it has meritorious defenses in all of these matters and intends to vigorously defend its respective position. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

In June 2002, the Company settled a class action lawsuit for an estimated $23,000 in claims and legal fees. During the period from June 2002 to September 2002, the members of the class were informed of their right to receive payment, were required to respond, and the payments due to respondents were determined. Based on the number of respondents to the class action mailing through August 24, 2002 and the Company’s estimate of the number of late respondents to the mailing, the Company revised its best estimate of the ultimate liability for this action to $14,600. This change in estimate has been recorded in the consolidated financial statements for year ended December 31, 2002. At December 31, 2004 and 2003 unpaid claims and claims adjustments expense included $75 and $150, respectively, related to this estimate.

In October 2004, the Company renewed its existing credit and guaranty agreement with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which provides the Company with a credit facility. The Company is able to borrow under the credit facility for general working capital purposes. The total outstanding amounts under the credit facility cannot exceed $100,000. The facility has a term of 364 days with a current maturity date of October 15, 2005, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at the Company’s option, at The Bank of New York’s prime commercial rate (or, if greater, the federal funds rate plus 0.50%) as in effect from time to time plus a margin of between zero and 0.75%, or LIBOR plus a margin of between 0.875% and 2.0%, with the applicable margin to be determined based on our financial strength rating. As of December 31, 2004, there were no funds drawn against this line of credit.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

11. Commitments

The Company leases office facilities and equipment under capital and operating lease arrangements. Future minimum payments for capital leases and noncancelable operating leases, including escalation clauses, as of December 31, 2004 are as follows:

	Capital Leases	Operating Leases
2005	$12,686	$34,713
2006	12,882	34,584
2007	13,126	33,910
2008	13,418	34,109
2009	13,122	32,610
Future years	10,628	240,714

Net minimum lease payment	75,862	$410,640

Less:
Interest	20,929
Maintenance, taxes, etc.	10,929

Present value of minimum lease payments	$44,004

The average imputed interest rate on the capital leases was 14% in 2004. Rent expense under operating leases was $50,188, $46,762 and $54,082 for the years ended December 31, 2004, 2003 and 2002, respectively.

The schedule above includes rent commitments for the Company’s Staten Island facility. However, as part of the information technology outsourcing agreement with IBM (see footnote 7), the Company entered into a sublease agreement with IBM for this property. The Company expects to receive net sublease income of approximately $1,644 per year until 2012.

During the third quarter of 2003, management determined that based on current and projected occupancy requirements, the Company would not receive economic benefit from certain unoccupied leased office space. As a result, The Company recognized an administrative expense of $1,110 and $13,367 for the years ended December 31, 2004 and 2003, respectively, representing the net present value difference between the fair value of estimated sublease rentals and the remaining lease obligation for this space. At December 31, 2004, and 2003 $13,874 and $12,764, respectively, of these costs are included in other liabilities.

12. Related Party Transactions

Administrative expenses incurred related to NASCO services totaled $4,829, $17,818 and $14,673 for the years ended December 31, 2004, 2003 and 2002, respectively. Accounts payable as of December 31, 2004 and 2003, includes amounts due to NASCO of $411 and $1,919, respectively.

Active Health Management, Inc., (“AHM”) an entity in which the Company has a 0.8% ownership interest, provides certain medical management services to the Company. Administrative expenses incurred related to AHM services totaled $3,863, $3,521 and $5,882 for the years ended December 31, 2004, 2003 and 2002, respectively. Accounts payable as of December 31, 2004 include $707 due to AHM. There were no accounts payable as of December 31, 2003 due to AHM.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

An Executive Vice President of a labor union account was a member of the Company’s board of Directors until June 2003. For the years ended December 31, 2003 and 2002, the Company earned premium revenue $17,793 and $18,019, respectively from the union. Billed premiums receivable at December 31, 2003 included amounts due from the union of $2,058. In addition, the Company recorded administrative service fees revenue of $2,384 and $2,957 for the years ended December 31, 2003, and 2002. Other amounts due from customers at December 31, 2003 included $829 for service fees due from the union.

A member of the Company’s board of directors is an Executive Vice President and Chief Operating Officer of a hospital in the Company’s provider network. For the years ended December 31, 2004, 2003 and 2002, the Company made payments to the hospital in the amount of $157,798, $130,605 and $101,998 respectively for the reimbursement of claims to this provider.

A physician in a group practice, which participates in the Company’s provider network, was a member of the Company’s board of Directors until June 2003. For the years ended December 31, 2003 and 2002, the Company made payments in the amount of $309 and $313, respectively to this group practice for the reimbursement of claims.

13. Insurance Proceeds

In December 2002, the Company and its insurance carrier settled the Company’s business property protection and blanket earnings and extra expense claim related to loss of the Company’s offices located at the World Trade Center for $74,000. During 2002, the Company recorded gains related to the business property portion of the claim of $7,959, respectively, which were included in other income. Administrative expense for the year ended December 31, 2002 includes a gain of $19,300 representing extra expense settlement proceeds for items expensed in 2001 and extra expenses that had not yet been incurred.

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

The Company also has an unfunded, nonqualified supplemental plan to provide benefits in excess of ERISA limitations on recognized salary or benefits payable from the qualified pension. This supplemental plan is accounted for using the projected unit credit actuarial cost method.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

The following table sets forth the plans’ change in the actuarially determined benefit obligation, plan assets and information on the plan’s funded status.

	December 31
	2004	2003
Change in benefit obligation
Benefit obligation at beginning of period	$393,071	$400,268
Service cost	16,497	16,307
Interest cost	22,784	23,760
Actuarial loss (gain)	7,850	(7,806)
Benefits paid	(26,943)	(39,458)

Benefit obligation at end of period*	413,259	393,071

Change in plan assets
Fair value of plan assets at beginning of period	445,511	450,977
Actual return on plan assets	20,597	33,916
Administrative expenses	(1,167)	(870)
Employer contributions	312	945
Benefits paid	(26,943)	(39,457)

Fair value of plan assets at end of period*	438,310	445,511

Information on funded status and amounts recognized
Funded status	25,051	52,440
Unrecognized net transition asset	(336)	(525)
Unrecognized prior service credits	(45,574)	(58,263)
Unrecognized net loss from past experience different from that assumed	81,541	59,863

Prepaid benefit cost	$60,682	$53,515

*	The nonqualified supplemental plan has a projected benefit obligation of $6,221 and $5,540 at December 31, 2004 and 2003, respectively. This plan has no plan assets at December 31, 2004 and 2003. The accrued benefit cost associated with this plan was $5,774 and $4,636 at December 31, 2004 and 2003, respectively.

Based on the funded status of the pension plan, the Company does not anticipate any contributions to be made during 2005 for the Cash Balance Plan. The Company expects to contribute approximately $415 to the non-qualified plan in 2005.

The expected benefits to be paid are as follows:

2005	$34,055
2006	34,575
2007	35,916
2008	33,538
2009	36,298
2010-2014	193,849

Total	$368,231

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

Actuarial assumptions used were as follows:

	December 31
	2004	2003
Discount rate	6.0%	6.5%
Rate of increase in future compensation levels	4.0	4.0
Expected long-term rate of return	7.5	7.5

As of the December 31, 2004 measurement date the expected long-term rate of return on assets assumption is 7.50%. As defined in SFAS No. 87, “Employers’ Accounting for Pensions”. this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The assumption has been determined by reflecting expectations regarding future rates of return for the investment portfolio, with consideration given to the distribution of investments by asset class and historical rates of return for each individual asset class.

The following table sets forth the percentage of total plan assets for each major category of assets:

	December 31
	2004	2003
Asset allocation by asset class
Equity securities	28.1%	25.4%
Debt securities	71.9	74.6

Total	100.0%	100.0%

The plan is diversified across three broad asset classes - large cap equity, international equity and domestic fixed income with the target allocation of 20% to large cap, 5% to international equities and the remaining 75% to fixed income. The Company has retained the services of investment managers to implement the Plan’s strategies.

Net pension income for the actuarially developed plans included the following components:

	Year ended December 31
	2004	2003	2002
Service cost	$16,497	$16,307	$15,977
Interest cost on projected benefit obligation	22,784	23,760	26,144
Expected return on plan assets	(33,359)	(34,590)	(36,054)
Net amortization and deferral	(12,779)	(12,836)	(12,070)

Net pension income	$(6,857)	$(7,359)	$(6,003)

The Company administers two noncontributory defined contribution plans offering employees the opportunity to accumulate funds for their retirement. The Deferred Compensation Plan, which is closed to new contributions, and the Executive Savings Plan are nonqualified plans designed to provide executives with an opportunity to defer a portion of their base salary and/or incentive compensation. At December 31, 2004 and 2003, the plan assets of $18,137 and $16,515, respectively are included as components of cash and investments and an offsetting liability to plan participants is included in other liabilities.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

The Company also administers a contributory 401(k) Deferred Savings Plan which is offered to all eligible employees. The Company matches contributions of participating employees; 50% of the first 6% of employee contributions or $5,301, $5,247 and $5,921 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The change in benefit obligation, plan assets and information on the plans’ funded status and the components of the net periodic benefit cost are as follows:

	December 31
	2004	2003
Change in benefit obligation
Benefit obligation at beginning of period	$117,811	$120,726
Service cost	1,453	1,597
Interest cost	6,259	6,975
Actuarial gain	(9,890)	(2,457)
Benefits paid	(4,989)	(9,030)

Benefit obligation at end of period	110,644	117,811

Change in plan assets
Fair value of plan assets at beginning of period	—	—
Employer contributions	4,989	9,030
Benefits paid	(4,989)	(9,030)

Fair value of plan assets at end of period	—	—

Information on funded status and amounts recognized
Funded status	(110,644)	(117,811)
Unrecognized net actuarial gain	(68,346)	(63,647)
Unrecognized transition obligation	34,413	38,715

Accrued postretirement benefit cost	$(144,577)	$(142,743)

The expected benefits to be paid are as follows:

2005	$8,370
2006	8,482
2007	8,649
2008	8,621
2009	8,766
2010-2014	44,075

Total	$86,963

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

	December 31
	2004	2003	2002
Components of net periodic benefit cost
Service cost	$1,453	$1,597	$1,500
Interest cost	6,259	6,975	7,686
Amortization of transition obligation	4,302	4,302	4,301
Amortization of actuarial gain	(5,191)	(4,837)	(4,699)

Net periodic postretirement benefit cost	$6,823	$8,037	$8,788

Actuarial gains or losses for postretirement life and health benefits are recorded separately when they exceed 10% of their respective accumulated postretirement benefit obligations and, at that time, the entire amount of the gain is amortized over the period in which eligibility requirements are fulfilled (20 years).

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Modernization Act”) was signed into law. The Modernization Act introduced a voluntary Medicare Part D prescription drug benefit and created a new 28% federal subsidy for the sponsors of the postretirement prescription drug benefits that are at least actuarially equivalent to the new Medicare Part D benefit. The current measurements of accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the subsidy as The Company is unable, at this time, to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Modernization Act.

The actuarial assumptions used for determining the accumulated postretirement benefit obligation as measured on December 31, 2004 and 2003 are as follows:

	December 31
	2004	2003
Weighted-average discount rate	6.0%	6.5%
Health care trend rates:
Participants under age 65 in EPO and PPO Plans	9.75%-4.5%	10.0%-4.5%
Participants under age 65 in other plans	10.5%-4.5%	10.0%-4.5%
Participants age 65 and over in Medicare HMOs	3.61%-5.0%	30.7%-4.5%
Participants age 65 and over in Indemnity Plans	9.75%-4.5%	9.0%-4.5%
Caps on Company paid portion of health care premiums for participants who retire on or after May 1, 1996 (in whole dollars):
Participants age 65 and older with Medicare Carve-out Plans	$2,358	$2,358
Participants under age 65 with POS—Point of Service Plans	$4,926	$4,926

The trend rate ranges shown indicate the trend rates will decrease 1.0% annually, other than the Medicare HMO and the Indemnity Plan, until ultimately leveling out at 4.5%. The annual trend rate for the Medicare HMO is 3.61%, (37.61)%, and 9.5% for the next three years and then 0.75% decreases annually until 5.0% and then ultimately leveling out at 4.5%. The annual trend rate ranges shown for the Indemnity Plan indicate the trend rate will decrease 0.75% annually until ultimately leveling out at 4.5%.

The health care cost trend rate assumptions have a significant effect on the amounts reported. Increasing and decreasing the assumed health care cost trend rates by one percentage point in each year would increase and

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

decrease the postretirement benefit obligation as of December 31, 2004 by $7,067 and $6,328, respectively, and increase and decrease the service and interest cost components of net periodic postretirement benefit cost for December 31, 2004 by $466 and $422, respectively.

16. Concentration of Business

The Company’s business is concentrated in New York and New Jersey, with 99% of its premium revenue received from New York business. As a result, future acts of terrorism, changes in regulatory, market or healthcare provider conditions in either of these states, particularly New York, could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company earns revenue from its contracts with the Center for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program. Specifically, the Company has a contract with CMS to provide HMO Medicare+Choice coverage to Medicare beneficiaries in certain New York counties and the Company has a contract to serve as fiscal intermediary for the Medicare Part A program and a carrier for the Medicare Part B program (collectively, referred to as “Medicare Services”). The Company’s Medicare+Choice product and Medicare Services represented 10% and 25% of total premium earned and administrative service fee revenue, respectively, during 2004.

The Company earns revenue from its contracts to provide healthcare services to New York State and New York City employees. The New York State and New York City PPO business accounts for approximately 19% and 15% of total premium earned, respectively, during 2004.

The Company is a party to license agreements with the Blue Cross Blue Shield Association, an association of independent Blue Cross Blue Shield plans, which entitles the Company to use the Blue Cross and Blue Shield names and marks in 28 New York counties. The Company uses these names and marks to identify the Company’s products and services in these licensed counties. Approximately 99% of the Company’s business is distributed under these names and marks.

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

Income from continuing operations before income tax expense for the period ended December 31, 2004 include administrative expenses of $883 and $227, for the managed care and other insurance products and services segments respectively, related to unoccupied leased office space, see footnote 11. Income from continuing operations before income tax expense for the period ended December 31, 2003 included administrative expenses of $10,717 and $2,650, for the managed care and other insurance products and services segments respectively, related to unoccupied leased office space, see footnote 11.

The reportable segments follow the Company’s method of internal reporting by products and services. The financial results of the Company’s segment are presented consistent with the accounting policies described in

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

footnote 2. Administrative expenses, investment income, and other income, but not assets, are allocated to the segments. There are no intersegment sales or expenses.

The following table presents information by reportable segment:

	Commercial Managed Care	Other Insurance Products and Services	Total
Year ended December 31, 2004
Revenues from external customers	$4,871,734	$885,119	$5,756,853
Investment income and net realized gains	57,972	11,488	69,460
Other revenue	580	90	670
Income from continuing operations before income tax expense	339,591	47,783	387,374

Year ended December 31, 2003
Revenues from external customers	4,373,643	947,602	5,321,245
Investment income and net realized gains	52,885	10,149	63,034
Other loss	(1,450)	(274)	(1,724)
Income from continuing operations before income tax expense	292,667	50,955	343,622

Year ended December 31, 2002
Revenues from external customers	3,935,234	1,089,004	5,024,238
Investment income and net realized gains	54,047	13,363	67,410
Other revenue	11,272	2,740	14,012
Income from continuing operations before income tax expense	253,424	56,344	309,768

The following table presents our revenue from external customers by products and services:

	Year ended December 31
	2004	2003	2002
Revenues from external customers:
Commercial managed care:
Premiums earned:
PPO	$2,706,121	$2,561,614	$2,349,911
HMO	1,493,724	1,231,239	1,133,637
EPO	299,518	297,891	234,112
Other	49,248	8,764	5,343
Administrative service fees	323,123	274,135	212,231

Total commercial managed care	4,871,734	4,373,643	3,935,234

Other insurance products and services
Premiums earned:
Indemnity	223,937	312,519	397,175
Individual	482,069	463,353	507,857
Administrative service fees	179,113	171,730	183,972

Total other insurance products and services	885,119	947,602	1,089,004

Total revenues from external customers	$5,756,853	$5,321,245	$5,024,238

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

18. Stock-Based Compensation

The Company’s incentive plan provides for the grant of stock options, stock appreciation rights, restricted stock awards and restricted stock units. On March 26, 2003, the Company’s Board of Directors adopted the 2003 Omnibus Incentive Plan (the “2003 Incentive Plan”). In accordance with the 2003 Incentive Plan a maximum of 6,250,000 shares of common stock may be issued, of which no more than 1,875,000 shares may be issued under grants of restricted stock awards and restricted stock units. A maximum of 500,000 shares may be issued to non-employee directors. Awards are granted by the Compensation Committee of the Board of Directors. Options vest and expire over terms set by the Committee at the time of grant.

Stock Option Grants

In accordance with the 2003 Incentive Plan, the Company’s Compensation Committee granted options to purchase shares of common stock to the Company’s officers, employees and non-management directors at the fair market value at the date of grant. These options generally vest over a three-year vesting period and expire ten years after the grant date. A summary of the stock option activity for the years ended December 31, 2004 and 2003 is as follows:

	Number of Options	Weighted Average Exercise price per share
Balance at January 1, 2003	—	$—
Granted	790,981	31.05

Balance at December 31, 2003	790,981	31.05
Granted	2,145,022	37.01
Exercised	23,901	31.03
Forfeited	74,667	32.38

Balance at December 31, 2004	2,837,435	$35.52

Options exercisable at December 31, 2004	240,560	31.05

There were no options exercised, forfeited or expired for the year ended December 31, 2003. There were no options exercisable as of December 31, 2003. No stock options were granted or outstanding prior to 2003.

Information about stock options outstanding at December 31, 2004 is summarized as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$30.01 – $35.00	732,646	8.84	31.17	240,560	31.05
35.01 – 40.00	2,082,348	9.69	36.97	—	—
40.01 and over	22,441	9.71	42.13	—	—

Restricted Stock Awards

During 2004 and 2003, the Company granted 271,212 and 185,969 shares, respectively, of the Company’s stock as restricted stock awards to certain eligible executives valued at the fair value of the stock on the grant date with

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

no cost to the employee. Restricted stock awards generally vest over a three-year period. The fair value of these awards is being amortized to compensation expense over the vesting period. Administrative expense for the years ended December 31, 2004 and 2003 includes $5,312 and $497, respectively, of compensation expense related to these awards. Unearned restricted stock compensation as of December 31, 2004 and 2003 includes $9,661 and $5,274, respectively related to the restricted stock awards.

Restricted Stock Unit Awards

During 2004 and 2003, the Company granted 11,557 and 27,076 shares of common stock as restricted unit awards, respectively, to non-employee members of the Board of Directors. Restricted stock unit awards are settled in shares of WellChoice, Inc. common stock and dividend equivalents. The restricted stock unit awards granted in 2004 and 2003 will 100% vest on May 18, 2005 and February 1, 2005, respectively, provided the grantee serves as a Director and has not terminated other than due to retirement prior to the vesting date. The fair value of the restricted unit awards is being amortized to compensation expense over the vesting period. Administrative expense for the years ended December 31, 2004 and 2003 includes $965 and $87, respectively, of compensation expense related to these awards. Unearned restricted stock compensation as of December 31, 2004 and 2003 includes $243 and $753, respectively, related to restricted stock unit awards.

Employee Stock Purchase Plan

The Company has authorized 3,000,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“Stock Purchase Plan”), which is intended to provide employees of the Company and certain related companies or corporations with an opportunity to share in the ownership of WellChoice and to provide a stronger incentive to work for the continued success of the Company. Any employee that meets the eligibility requirements defined in the Stock Purchase Plan may participate. No employee will be permitted to purchase more than $25 worth of stock in any calendar year, based on the fair market value of the stock at the beginning of each offering period. The purchase price per share is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. Employees become participants by electing payroll deductions from 1% to 10% of their base compensation and all or part of any incentive compensation, after-tax. The Company has two offering periods beginning on January 1 and July 1 of each calendar year. The first offering period of the Stock Purchase Plan commenced on January 1, 2004. Payroll deductions of $3,373 had been accumulated and applied towards the purchase of 106,218 shares of common stock for the period ended December 31, 2004. Purchased stock is accumulated in the employee’s investment account.

19. Earnings Per Share

The denominator for basic and diluted earnings per share for 2004 and 2003, and for the period from November 7, 2002 (date of for-profit conversion and initial public offering) through December 31, 2002 is as follows:

	2004	2003	2002
Denominator for basic earnings per common share—weighted-average shares	83,539,772	83,490,478	83,490,478
Effect of dilutive securities—employee and director stock options and non vested restricted stock awards	308,387	27,689	—

Denominator for diluted earnings per common share	83,848,159	83,518,167	83,490,478

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands except share and per share data)

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

Stock options, restricted stock awards, and restricted stock units are not considered outstanding in computing the weighted-average number of shares outstanding for basic earnings per share. Stock options, restricted stock awards and restricted stock unit awards are included, from the grant date, in determining diluted earnings per share using the treasury stock method. The stock options are dilutive in periods when the average market price exceeds the grant price. For the year ended December 31, 2004, 22,441 stock options were excluded from the dilution computation because they would have been antidilutive. The restricted stock unit awards are dilutive when the aggregate fair value exceeds the amount of unearned compensation remaining to be amortized.

The following unaudited quarterly financial data are presented on a consolidated basis for each of the years ended December 31, 2004 and 2003.

	Quarter ended
	March 31	June 30	September 30	December 31
2004 Data
Total revenues	$1,384,542	$1,504,071	$1,450,999	$1,487,371
Income from continuing operations before income tax expense	97,178	94,176	99,816	96,204
Net income	59,236	65,381	61,895	59,663

Basic net income per common share	$0.71	$0.78	$0.74	$0.71
Diluted net income per common share	$0.71	$0.78	$0.74	$0.71
Shares used to compute basic earnings per share, based on weighted average shares outstanding for the quarter	83,491,767	83,493,145	83,559,141	83,593,095
Shares used to compute dilutive earnings per share, based on weighted average shares outstanding for the quarter	83,753,744	83,798,907	83,908,346	84,358,456

2003 Data
Total revenues	1,292,078	1,374,511	1,339,339	1,376,627
Income from continuing operations before income tax expense	82,983	85,436	87,461	87,742
Net income	47,741	48,775	52,058	52,552
Basic and diluted net income per common share	$0.57	$0.59	$0.62	$0.63
Shares used to compute basic earnings per share, based on weighted average shares outstanding for the quarter	83,490,478	83,490,478	83,490,478	83,490,478
Shares used to compute dilutive earnings per share, based on weighted average shares outstanding for the quarter	83,490,478	83,490,478	83,490,478	83,892,582

Supplemental Schedules

WellChoice, Inc. and Subsidiaries

Schedule I—Summary of Investments Other than

Investments In Related Parties

Type of Investment	Cost	Value	Amount at which Shown in the Balance Sheet
	(Dollars in thousands)
Investments at December 31, 2004
Fixed maturities:
Bonds:
United States Government and government authorities	$869,369	$864,052	$864,052
All other corporate bonds	505,223	497,780	497,780

Total fixed maturities	1,374,592	1,361,832	1,361,832

Equity securities:
Industrial, miscellaneous and all other	43,774	53,430	53,430

Total equity securities	43,774	$53,430	53,430

Other long-term investments	18,624	xxx	18,624
Short-term investments	170,577	xxx	170,577

Total investments	$1,607,567	xxx	$1,604,463

WellChoice, Inc. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

	December 31,
	2004	2003
	(In thousands)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: $222,567 and $155,021)	$221,643	$154,078
Marketable equity securities, at fair value cost: $43,774 and $52,890)	53,430	60,414
Short-term investments	29,070	611
Other long-term equity investments	18,624	18,685

Total investments	322,767	233,788
Cash and cash equivalents	243,068	129,447

Total investments and cash and cash equivalents	565,835	363,235

Receivables	3,906	3,962
Investment in subsidiaries	1,092,188	1,057,855
Property, equipment and information systems, net of accumulated depreciation	107,120	113,526
Prepaid pension expense	60,682	53,515
Deferred taxes, net	56,860	69,164
Other	21,539	17,079

Total assets	$1,908,130	$1,678,336

WellChoice, Inc. and Subsidiaries

Schedule II-Condensed Financial Information of Registrant

Condensed Balance Sheets (continued)

	December 31,
	2004	2003
	(In thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued expenses	$67,320	$103,796
Capital lease obligations	44,004	48,345
Other	114,481	93,838

Total liabilities	225,805	245,979

Stockholders’ equity:
Common stock, $0.01 per share value, 225,000,000 shares authorized; shares issued and outstanding: 200—84,047,152; 2003—83,676,446	840	837
Class B common stock, $0.01 per share value, one share authorized, issued and outstanding	—	—
Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	1,275,160	1,262,222
Retained earnings	408,759	162,584
Unearned restricted stock compensation	(9,904)	(6,027)
Accumulated other comprehensive income	7,470	12,741

Total stockholders’ equity	1,682,325	1,432,357

Total liabilities and stockholders’ equity	$1,908,130	$1,678,336

WellChoice, Inc. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Operations

	For the year ended December 31,		Period from November 7, 2002 (date of for profit conversion and initial public offering) to December 31,
	2004	2003	2002
	(In thousands)
Equity in net income (loss) of subsidiaries, net of tax expense	$237,655	$196,708	$(40,331)
Other income	15,681	8,103	1,268

Income (loss) from continuing operations before income taxes	253,336	204,811	(39,063)
Income tax (expense) benefit	(7,161)	(3,685)	521

Net income (loss)	$246,175	$201,126	$(38,542)

WellChoice, Inc. and Subsidiaries

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

	For the year ended December 31,		Period from November 7, 2002 (date of for profit conversion and initial public offering) to December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities
Net income (loss)	$246,175	$201,126	$(38,542)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,580	39,453	6,084
Equity in earnings of wholly-owned unconsolidated subsidiaries	(237,655)	(196,708)	40,214
Deferred income tax benefit	9,751	26,779	(521)
Dividends received from Empire HealthChoice Assurance, Inc.	195,000	140,000	91,038
Other	(15,446)	(10,139)	(1,167)
Changes in assets and liabilities:
Other receivables	40	2,185	1,013
Other assets	(4,460)	(5,363)	(2,471)
Accounts payable and accrued expenses	(28,641)	(16,730)	25,203
Other liabilities	23,902	(64,701)	(91,821)

Net cash provided by operating activities	226,246	115,902	29,030

Cash flows from investing activities
Purchases of property, equipment and information systems	(33,308)	(43,519)	(4,124)
			50,519
Proceeds from sale of property, equipment and information systems	—	1,803	—
Purchases of available for sale investments	(479,519)	(152,392)	3,825
Proceeds from sales and maturities of available for sale investments	401,180	98,145	1,977

Net cash provided by (used in) investing activities	(111,647)	(95,963)	52,197

Cash flows from financing activities
(Decrease) increase in capital lease obligations	(4,341)	646	—
Net (expenses) proceeds from common stock issued in public offering	(752)	—	(355)
Net proceed from employee compensation programs	4,115	—	27,990

Net cash (used in) provided by financing activities	(978)	646	27,635

Change in cash and cash equivalents	113,621	20,585	108,862
Cash and cash equivalents at beginning of period	129,447	108,862	—

Cash and cash equivalents at end of period	$243,068	$129,447	$108,862

WellChoice, Inc. and Subsidiaries

Schedule III—Supplementary Insurance Information

(Dollars in thousands)

	Unpaid Claims And Claims Expenses	Unearned Premiums
Segment
December 31, 2004
Commercial managed care	$588,886	$83,277
Other insurance products and services	89,928	55,445

Total	$678,814	$138,722

December 31, 2003
Commercial managed care	$505,057	$74,802
Other insurance products and services	104,434	59,372

Total	$609,491	$134,174

	Premiums and Fees	Net Investment Income	Cost of Benefits Provided	Other Operating Expenses	Premium Written
Segment
Year ended December 31, 2004
Commercial managed care	$4,871,734	$57,972	$3,940,618	$650,077	$4,557,086
Other insurance products and services	885,119	11,488	595,903	253,011	702,079

Total	$5,756,853	$69,460	$4,536,521	$903,088	$5,259,165

Year ended December 31, 2003
Commercial managed care	$4,373,643	$52,885	$3,520,701	$611,710	$4,106,600
Other insurance products and services	947,602	10,149	641,545	264,977	775,451

Total	$5,321,245	$63,034	$4,162,246	$876,687	$4,882,051

Year ended December 31, 2002
Commercial managed care	$3,935,234	$54,047	$3,201,752	$545,377	$3,726,666
Other insurance products and services	1,089,004	13,363	745,630	303,133	908,690

Total	$5,024,238	$67,410	$3,947,382	$848,510	$4,635,356

WellChoice, Inc. and Subsidiaries

Schedule V—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts		Other (Deductions) Recoveries	Balance End of Period
	(Dollars in thousands)
Year ended December 31, 2004
Allowance for doubtful accounts	$14,661	$(412)	$		$(4,118)	$10,131
Deferred tax assets valuation allowance	—	—		—	—	—

Year ended December 31, 2003
Allowance for doubtful accounts	13,724	834		—	103	14,661
Deferred tax assets valuation allowance	—	—		—	—	—

Year ended December 31, 2002
Allowance for doubtful accounts	12,440	773		—	511	13,724
Deferred tax assets valuation allowance	195,698	(195,698)		—	—	—

INDEX TO EXHIBITS

Number	Description

2.1	New York State Superintendent of Insurance’s Opinion and Decision approving Plan Of Conversion, dated October 8, 2002 (1)

2.2	Form of Transfer and Exchange Agreement between The New York Public Asset Fund and WellChoice, Inc. (1)

2.3	Form of Transfer and Exchange Agreement between The New York Charitable Asset Foundation and WellChoice, Inc. (1)

2.4	Form of Transfer Agreement between WellChoice, Inc. as transferee, and Empire HealthChoice, Inc., as transferor (1)

3.1	Amended and Restated Certificate of Incorporation of WellChoice, Inc. (2)

3.2	Amended and Restated Bylaws of WellChoice, Inc., as amended as of March 24, 2004 (8)

4.1	Specimen Common Stock certificate (1)

4.2	Registration Rights Agreement dated as of November 7, 2002, by and among WellChoice, Inc., The New York Public Asset Fund and The New York Charitable Asset Foundation (2)

9.1	Voting Trust and Divestiture Agreement dated as of November 7, 2002, by and among WellChoice Inc., The New York Public Asset Fund and The Bank of New York, as trustee (2)

10.1*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2000 Plan Description (1)

10.2*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2001 Plan Description (1)

10.3*	Empire HealthChoice, Inc. Annual Executive Incentive Compensation Plan—2002 Plan Description (1)

10.4*	Empire HealthChoice, Inc. Executive Savings Plan, as Amended and Restated effective January 1, 1999 (1)

(a) First Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan Trust (7)

(b) Second Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan, as Amended and Restated as of January 1, 2001 (7)

(c) Third Amendment to the Empire Blue Cross and Blue Shield Employee Savings Plan, As Amended and Restated as of January 1, 2001 (7)

10.5*	Empire HealthChoice, Inc., 1998-2000 Long-Term Incentive Compensation Plan (1)

10.6*	Empire HealthChoice, Inc., 1999-2001 Long-Term Incentive Compensation Plan (1)

10.7*	Empire HealthChoice, Inc., 2000-2002 Long-Term Incentive Compensation Plan (1)

10.8*	WellChoice, Inc. Long-Term Incentive Compensation Plan, as amended on March 24, 2004 (8)

10.10	Form of Blue Cross License Agreement (1)

10.11	Form of Blue Shield License Agreement (1)

10.12†	Master Services Agreement, dated June 1, 2002, between Empire HealthChoice, Inc. and International Business Machines Corporation (1)

10.13	Software License and Support Agreement, dated June 1, 2002, between WellChoice, Inc. and International Business Machines Corporation (1)

Number	Description

10.13(a)	Letter Agreement dated October 27, 2004, terminating the Software License and Support Agreement, dated June 1, 2002, between WellChoice, Inc. and International Business Machines Corporation and amending the Master Services Agreement, dated June 1, 2002, between WellChoice, Inc. and International Business Machines Corporation +

10.14	Agreement of Lease, dated January 17, 2002, between Forest City Myrtle Associates, LLC as Landlord and Empire HealthChoice, Inc. d/b/a/ Blue Cross Blue Shield as Tenant (1)

10.15	Credit and Guaranty Agreement, dated as of October 17, 2002 (1)

10.16	Form of Empire Blue Cross Blue Shield License Addendum to Blue Cross and Blue Shield License Agreements (1)

10.17	Form of Amendment No. 1 to Credit and Guaranty Agreement (1)

10.18*	Change in Control Retention Agreement, dated December 18, 2002, between WellChoice, Inc. and Michael A. Stocker, M.D. (3)

10.18(a)*	Amendment dated December 16, 2004, to Change in Control Retention Agreement, dated December 18, 2002, between WellChoice, Inc. and Michael A. Stocker, M.D. (12)

10.20*	Change in Control Retention Agreement, dated December 23, 2002, between WellChoice, Inc. and John Remshard (3)

10.20(a)*	Amendment dated December 16, 2004 to Change in Control Retention Agreement, dated December 23, 2002, between WellChoice, Inc. and John Remshard (12)

10.22*	WellChoice, Inc. Annual Executive Incentive Compensation Plan – 2003 Plan Description (4)

10.25*	WellChoice, Inc. 2003 Employee Stock Purchase Plan, as amended on July 21, 2004 (9)

10.26	Second Amendment dated October 16, 2003 to Credit and Guaranty Agreement (6)

10.27*	Change in Control Retention Agreement dated April 30, 2003 between WellChoice, Inc. and Gloria McCarthy (6)

10.27(a)*	Amendment dated December 16, 2004 to Change in Control Retention Agreement dated April 30, 2003 between WellChoice, Inc. and Gloria McCarthy (12)

10.28*	Change in Control Retention Agreement dated December 23, 2002, between WellChoice, Inc. and Linda V. Tiano (7)

10.28(a)*	Amendment dated December 16, 2004 to Change in Control Retention Agreement dated December 23, 2002, between WellChoice, Inc. and Linda V. Tiano (12)

10.29*	Change in Control Retention Agreement dated February 11, 2003, between WellChoice, Inc. and Jason Gorevic (7)

10.29(a)*	Amendment dated December 16, 2004 to Change in Control Retention Agreement dated February 11, 2003, between WellChoice, Inc. and Jason Gorevic (12)

10.30*	WellChoice, Inc. Annual Executive Incentive Compensation Plan – 2004 Plan Description. (7)

10.31*	WellChoice, Inc. Directors Deferred Cash Compensation Plan (7)

10.32*	Form of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Award relating to Restricted Stock Unit Awards issued to Non-Management Directors (8)

10.33*	Form of Notice of Restricted Stock Unit Award relating to May 2004 Restricted Stock Unit Awards issued to Non-Management Directors (8)

10.34*	Form of Stock Option Agreement and Notice of Stock Option Award relating to Non-Qualified Stock Options issued to Non-Management Directors (8)

Number	Description

10.35*	WellChoice Supplemental Plans Trust (8)

10.36	Third Amendment dated October 15, 2004 to Credit and Guaranty Agreement (9)

10.37*	WellChoice, Inc. 2003 Omnibus Incentive Plan, as amended on September 22, 2004 (11)

10.38*	Empire BlueCross BlueShield 2005 Executive Savings Plan (Effective December 27, 2004)+

10.39*	WellChoice, Inc. Annual Executive Incentive Plan – 2005 Plan Description (12)

10.40*	Change in Control Retention Agreement dated February 11, 2003, between WellChoice, Inc. and Deborah Loeb Bohren, as amended by Amendment dated December 16, 2004 (12)

10.41*	Change in Control Retention Agreement dated December 23, 2002, between WellChoice, Inc. and Robert Lawrence, as amended by Amendment dated December 16, 2004 (12)

21	Subsidiaries of the Registrant+

23	Consent of Independent Registered Public Accounting Firm+

24	Power of Attorney (see signature page) to this Annual Report on Form 10-K and incorporated herein+

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002+

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002+

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002+

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002+

+	Filed herewith.

†	Omits information for which confidential treatment has been granted.

*	Management contracts, compensatory plans or arrangements.

(1)	Previously filed as the same numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-99051) and incorporated herein by reference thereto.

(2)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference thereto.

(3)	Previously filed as the same numbered exhibit to the Registrant’s Current Report on Form 8-K filed January 21, 2003 and incorporated herein by reference thereto.

(4)	Previously filed as the same numbered exhibit to the Registrant’s 2002 Annual Report on Form 10-K filed March 7, 2003 and incorporated herein by reference thereto.

(5)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed July 24, 2003 and incorporated herein by reference thereto.

(6)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed October 24, 2003 and incorporated herein by reference thereto.

(7)	Previously filed as the same numbered exhibit to the Registrant’s 2003 Annual Report on Form 10-K/A filed February 24, 2004 and incorporated herein by reference thereto.

(8)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed April 23, 2004 and incorporated herein by reference thereto.

(9)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed July 23, 2004 and incorporated herein by reference thereto.

(10)	Previously filed as the same numbered exhibit to the Registrant’s Current Report on Form 8-K filed October 18, 2004 and incorporated herein by reference thereto.

(11)	Previously filed as the same numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed October 27, 2004 and incorporated herein by reference thereto.

(12)	Previously filed as the same numbered exhibit to the Registrant’s Current Report on Form 8-K filed December 20, 2004 and incorporated herein by reference thereto.

E-4