Form 10-Q
period 2005-03-31
WELLCHOICE INC
filed 2005-04-27
CIK 1184702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 84,061,328 shares of common stock, $0.01 par value, and one share of Class B common stock, $0.01 par value per share, as of March 31, 2005.

Confidential draft dated 04-19-05

WellChoice, Inc and Subsidiaries

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
	(In thousands, except share and per share data)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: $1,470,127 and $1,374,592)	$1,442,276	$1,361,832
Marketable equity securities, at fair value (cost: $43,545 and $43,774)	52,801	53,430
Short-term investments	202,686	170,577
Other long-term equity investments	19,102	18,624

Total investments	1,716,865	1,604,463
Cash and cash equivalents	773,276	758,518

Total investments and cash and cash equivalents	2,490,141	2,362,981

Receivables:
Billed premiums, net	105,944	107,575
Accrued premiums	331,674	340,838
Other amounts due from customers, net	118,196	117,180
Notes receivable, net	12,867	12,665
Accrued investment income	13,411	10,763
Miscellaneous, net	51,802	73,195

Total receivables	633,894	662,216

Property, equipment and information systems, net of accumulated depreciation	105,101	107,120
Prepaid pension expense	61,767	60,682
Deferred taxes, net	146,285	157,723
Other	46,475	39,377

Total assets	$3,483,663	$3,390,099

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
	(In thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Unpaid claims and claims adjustment expense	$711,564	$678,814
Unearned premium income	103,506	138,722
Managed cash overdrafts	192,578	215,357
Accounts payable and accrued expenses	80,394	67,405
Advance deposits	196,970	160,553
Group and other contract liabilities	93,624	99,349
Postretirement benefits other than pensions	144,539	144,577
Obligations under capital lease	42,791	44,004
Other	171,744	158,993

Total liabilities	1,737,710	1,707,774
Stockholders’ equity:
Common stock, $0.01 par value, 225,000,000 shares authorized; shares issued and outstanding 2005— 84,061,328; 2004—84,047,152	841	840
Class B common stock, $0.01 par value, one share authorized, issued and outstanding	—	—
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	1,275,496	1,275,160
Retained earnings	479,638	408,759
Unearned restricted stock compensation	(7,559)	(9,904)
Accumulated other comprehensive (loss) income	(2,463)	7,470

Total stockholders’ equity	1,745,953	1,682,325

Total liabilities and stockholders’ equity	$3,483,663	$3,390,099

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended March 31
	2005	2004
	(In thousands, except share and per share date)
Revenue:
Premiums earned	$1,385,050	$1,245,499
Administrative service fees	141,355	121,209
Investment income, net	17,799	14,104
Net realized investment gains	617	3,527
Other (expense) income, net	(104)	203

Total revenue	1,544,717	1,384,542
Expenses:
Cost of benefits provided	1,197,241	1,062,865
Administrative expenses	233,155	224,499

Total expenses	1,430,396	1,287,364

Income before income taxes	114,321	97,178
Income tax expense	43,442	37,942
Net income	$70,879	$59,236

Basic net income per common share	$0.85	$0.71
Diluted net income per common share	$0.84	$0.71
Shares used to compute basic net income per common share based on weighted average shares outstanding	83,675,327	83,491,767
Shares used to compute diluted net income per common share based on weighted average shares outstanding	84,633,825	83,753,744

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31
	2005	2004
	(In thousands)
Cash flows from operating activities
Net income	$70,879	$59,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,750	9,604
Net realized gain on sales of investments	(617)	(3,526)
Provision (credit) for doubtful accounts	2,422	(1,009)
Accretion of discount, net	1,157	112
Equity in earnings of other long-term equity investments	(251)	(556)
Deferred income tax expense	16,786	15,539
Other	(1,084)	(1,640)
Changes in assets and liabilities:
Billed and accrued premiums receivables	8,752	(21,834)
Other customer receivable	(1,169)	14,987
Notes receivable	(202)	142
Accrued investment income	(2,648)	2,815
Miscellaneous receivables	20,741	(7,328)
Other assets	(7,098)	(4,205)
Unpaid claims and claims adjustment expenses	32,750	16,183
Unearned premium income	(35,216)	(27,996)
Managed cash overdrafts	(22,779)	(32,424)
Accounts payable and accrued expenses	14,171	17,967
Advance deposits	36,417	39,723
Group and other contract liabilities	(5,726)	35,866
Postretirement benefits other than pensions	(38)	(204)
Other liabilities	12,596	8,038

Net cash provided by operating activities	149,593	119,490

Cash flows from investment activities
Purchases of property, equipment and information systems	(6,803)	(10,456)
Purchases of available for sale investments	(316,690)	(242,673)
Proceeds from sales and maturities of available for sale investments	189,299	396,338

Net cash (used in) provided by investing activities	(134,194)	143,209

Cash flows from financing activities
Decrease in capital lease obligations	(1,213)	(1,017)
Proceeds from exercise of stock options and employee stock purchase plan, net of treasury stock repurchases	125	—
Excess tax benefits on stock compensation	447	—

Net cash used in financing activities	(641)	(1,017)

Net change in cash and cash equivalents	14,758	261,682
Cash and cash equivalents at beginning of period	758,518	697,518

Cash and cash equivalents at end of period	$773,276	$959,200

Supplemental disclosure:
Income taxes paid	$4,755	$3,848

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

1. For-Profit Conversion and Initial Public Offering

WellChoice, Inc. (“WellChoice” or the “Company”) was formed in August 2002 as a Delaware corporation to be the parent holding company for Empire HealthChoice, Inc. (“EHC”) following its conversion to a for-profit company. WellChoice owns a health maintenance organization (“HMO”) and two health insurance companies through its investment in WellChoice Holdings of New York, Inc. (“WellChoice Holdings”).

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

On June 21, 2004, the Fund sold 9,075,000 shares of common stock in a secondary public offering. The Company did not receive any proceeds from the offering. At March 31, 2005, the Fund owned 52,001,903, or 61.9%, of the shares of common stock issued and outstanding.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

For further information, refer to the consolidated financial statements and footnotes thereto included in the WellChoice’s Annual Report on Form 10-K (File No. 001-31513), filed with the SEC for the fiscal year ended December 31, 2004.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

2. Basis of Presentation

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Total comprehensive income for the three months ended March 31, 2005 and 2004 is $60,946 and $64,671, respectively.

3. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the SEC adopted a new rule amending the compliance dates to phase-in the implementation of SFAS 123R. The SEC requires the fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter 2006, beginning January 1, 2006. The Company anticipates adopting the prospective method and expects that the adoption of SFAS 123R will have an impact similar to the current pro forma disclosure for existing options under SFAS 123. In addition, the Company does not expect that the expense associated with the future grants derived from the fair value model selected, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

4. Capital Stock

Stock Incentive Plan

The Company’s incentive plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and cash awards. On March 26, 2003, the Company’s Board of Directors adopted the 2003 Omnibus Incentive Plan (the “2003 Incentive Plan”). In accordance with the 2003 Incentive Plan, the maximum of 6,250,000 shares of common stock may be issued, of which, no more than 1,875,000 shares may be issued under grants of restricted stock awards and restricted stock unit awards. A maximum of 500,000 shares may be issued to non-employee directors. Awards are granted by the Compensation Committee of the Board of Directors. Options vest and expire over terms set by the Committee at the time of grant.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

4. Capital Stock (continued)

The Company grants shares of the Company’s stock as restricted stock awards to certain eligible executives valued at the fair value of the stock on the grant date with no cost to the employee. The restricted stock awards generally vest over a three-year period. The fair value of these awards is amortized to compensation expense over the vesting period. Administrative expense for the three months ended March 31, 2005 and 2004 includes $2,096 and $927, respectively, of compensation expense related to these awards. Unearned restricted stock compensation as of March 31, 2005 and 2004 includes $7,483 and $4,223, respectively, related to the restricted stock awards.

The Company grants shares of common stock as restricted stock unit awards to non-employee members of the Board of Directors. These restricted stock unit awards will vest over one year subject to the Director’s continued service other than termination due to retirement, death or disability prior to the vesting date. Stock units are settled in shares of WellChoice common stock. The fair value of restricted stock unit awards is being amortized to compensation expense over the vesting period. Administrative expense for the three months ended March 31, 2005 and 2004 included $168 and $215, respectively, of compensation expense related to restricted stock unit awards. Unearned restricted stock compensation as of March 31, 2005 and 2004 included $76 and $538, respectively, related to restricted stock units.

Employee Stock Purchase Plan

The Company has authorized 3,000,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“Stock Purchase Plan”), which is intended to provide employees of the Company and certain related companies or corporations with an opportunity to share in the ownership of WellChoice, Inc, and to provide a stronger incentive to work for the continued success of the Company. Any employee that meets the eligibility requirements, defined in the Stock Purchase Plan, may participate. No employee will be permitted to purchase more than $25 worth of stock in any calendar year, based on the fair market value of the stock at the beginning of each offering period. The purchase price per share is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. Employees become participants by electing payroll deductions from 1% to 10% of their base compensation and all or part of any incentive compensation, after-tax. The Company has two offering periods beginning on January 1 and July 1 of each calendar year. Payroll deductions of $1,333 have been accumulated as of March 31, 2005 and will be applied towards the purchase of stock on June 30, 2005 (or the first business day thereafter). Once purchased, the stock is accumulated in the employee’s investment account.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

4. Capital Stock (continued)

Net Income Per Share

For the three months ended March 31, 2005 and 2004, net income per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the year.

Basic net income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the dilutive effect of all stock options, restricted stock awards and restricted stock unit awards, using the treasury stock method. Under the treasury stock method, the exercise of stock options is assumed, with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended. For purposes of pro forma disclosures, compensation expense is increased for the estimated fair value of the stock options amortized over the options’ vesting periods.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

4. Capital Stock (continued)

The Company’s pro forma information is as follows:

	Three months ended March 31
	2005	2004
Reported net income	$70,879	$59,236
Add: Stock-based compensation cost, net of tax, included in reported net income	1,404	708
Less: Total stock-based compensation determined under the fair value based method for all awards, net of tax	(6,225)	(1,207)

Pro forma net income	$66,058	$58,737

	March 31, 2005
	As Reported	Pro Forma
Net income per share:
Basic net income per common share	$0.85	$0.79
Diluted net income per common share	$0.84	$0.78

The denominators for basic and diluted net income per share for the three months ended March 31, 2005 and 2004 are as follows:

	Three months ended March 31
	2005	2004
Denominator for basic net income per share – weighted average shares	83,675,327	83,491,767
Effect of dilutive securities – employee and director stock options and non vested restricted stock awards	958,498	261,977

Denominator for diluted net income per share	84,633,825	83,753,744

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

The significant components of the provision for income tax expense are as follows:

	Three months ended March 31
	2005	2004
Current tax expense	$26,656	$22,403
Deferred tax expense	16,786	15,539

Income tax expense	$43,442	$37,942

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax is as follows:

	Three months ended March 31
	2005	2004
Income tax at prevailing corporate tax rate applied to pre-tax income	$40,012	$34,012
Increase:
State and local taxes, net of federal income tax benefit	3,309	3,860
Other	121	70

Income tax expense	$43,442	$37,942

The Company has no regular tax loss carryforwards. The Company’s alternative minimum tax credit carryforward for income tax purposes of $202,046 has no expiration date.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

6. Investments

The Company participates in a securities lending program, whereby certain securities from its portfolio are loaned to qualified brokers in exchange for cash collateral, at least equal to 102% of the market value of the securities loaned. The securities lending agent indemnifies the Company against loss in the event of default by the borrower. Income generated by the securities lending program is reported as a component of net investment income. As of March 31, 2005 $277,539 of fixed maturity securities were loaned under the program.

7. Pension Benefits and Other Postretirement Employee Benefits

Net pension income for the Company’s defined benefit plans included the following components:

	Three months ended March 31
	2005	2004
Service cost	$4,337	$4,000
Interest cost on projected benefit obligation	5,836	5,739
Expected return on plan assets	(8,316)	(8,260)
Net amortization and deferral	(2,766)	(3,071)

Net pension income	$(909)	$(1,592)

Other postretirement employee benefits expense included the following components:

	Three months ended March 31
	2005	2004
Service cost	$394	$404
Interest cost on projected benefit obligation	1,394	1,721
Amortization of transition obligations	1,075	1,075
Amortization of actuarial gain	(1,379)	(1,026)

Net periodic postretirement benefit cost	$1,484	$2,174

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

7. Pension Benefits and Other Postretirement Employee Benefits (continued)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Modernization Act”) was signed into law. The Modernization Act introduced a voluntary Medicare Part D prescription drug benefit and created a new 28% federal subsidy for the sponsors of the postretirement prescription drug benefits that are at least actuarially equivalent to the new Medicare Part D benefit. The Company sponsors a postretirement prescription drug benefits that is at least actuarially equivalent to the new Medicare Part D benefit. We estimate the subsidy will reduce the accumulated postretirement benefit obligation by approximately $11,400 for the year ended December 31, 2005, which will be amortized to administrative expenses over the expected future working lifetime (14 years). The measurement of net periodic postretirement benefit cost for the three months ended March 31, 2005 was reduced by $366 for the estimated effect of the subsidy, a $164 reduction to the interest costs on projected benefit obligations and an increase of $202 in the amortization of actuarial gain.

8. Restructuring

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

9. Contingencies

Consumers Union of the U.S., Inc. et. al. On August 20, 2002, Consumers Union of U.S., Inc., the New York Statewide Senior Action Council and several other groups and individuals filed a lawsuit in New York Supreme Court challenging Chapter One of the New York Laws of 2002, which the Company refers to as the Conversion Legislation, on several constitutional grounds, including that it impairs the plaintiffs’ contractual rights, impairs the plaintiffs’ property rights without due process of law, and constitutes an unreasonable taking of property. In addition, the lawsuit alleges that EHC, has violated Section 510 of the New York Not-For-Profit Corporation Law and that the directors of EHC breached their fiduciary duties, among other things, in approving the plan of conversion. On September 20, 2002, the Company responded to this complaint by moving to dismiss the plaintiffs’ complaint in its entirety on several grounds. On November 6, 2002, pursuant to a motion filed by plaintiffs, the New York Supreme Court issued a temporary restraining order temporarily enjoining and restraining the transfer of the proceeds of the sale of common stock issued in the name of, or on behalf of, the Fund or the Foundation to the State or any of its agencies or instrumentalities. The court also ordered that such proceeds be

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

9. Contingencies (continued)

deposited in escrow with The Comptroller of the State of New York pending the hearing of the application for a preliminary injunction. The court did not enjoin WellChoice, EHC or the other defendants from completing the conversion or the initial public offering. On March 6, 2003, the court delivered its decision dated February 28, 2003, in which it dismissed all of the plaintiffs’ claims in the complaint.

However, the February 28, 2003 decision granted two of the plaintiffs, Consumers Union and one other group, leave to replead the complaint to allege that the Conversion Legislation violates the State Constitution on the ground that it is a local law granting an exclusive privilege, immunity and/or franchise to EHC. On April 1, 2003, the remaining plaintiffs filed an amended complaint, asserting the State constitutional claim as suggested in the court’s decision. The amended complaint seeks to invalidate the Conversion Legislation and, for the first time, to rescind the initial public offering. On May 28, 2003, the defendants filed motions to dismiss the amended complaint in its entirety, for failure to state a claim. On October 1, 2003, the court dismissed all claims against the individual members of the board of directors of EHC, but denied defendants’ motions to dismiss the amended complaint. In its decision, the court stated that the plaintiffs’ decision to limit their request for preliminary relief in their original complaint to restraining the disposition of the selling stockholders’ proceeds of the initial public offering, but not to block the offering, may affect such ultimate relief as may be granted in the action, but was not a reason to dismiss the amended complaint.

The parties appealed the February 28, 2003 and the October 1, 2003 decisions and on May 20, 2004, the New York State Appellate Division, First Department, unanimously upheld the lower court’s decisions on (a) February 28, 2003 to dismiss all of the plaintiffs’ claims in the initial complaint and (b) October 1, 2003 to deny defendants’ motion to dismiss the amended complaint. In addressing the plaintiffs’ allegation that the Conversion Legislation is prohibited by the State Constitution and therefore invalid, the court rejected the defendants’ position that the Conversion Legislation does not fall within the constitutional prohibition. The court stated that the language of the constitutional prohibition, at least facially, provides no support for an exception for the Conversion Legislation. On June 24, 2004, all parties filed motions before the Appellate Division requesting that the cases be certified for immediate review by the New York State Court of Appeals to determine whether the Appellate Division’s May 20, 2004 decision was proper. On October 12, 2004, the Appellate Division granted these motions. Per a briefing schedule set by the Court of Appeals, opening briefs and the record on appeal were filed on January 4, 2005, opposition briefs for all parties were served on or before March 9, 2005 and reply briefs for all parties were served on or before March 21, 2005. Oral argument before the Court of Appeals was held on April 26, 2005.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

9. Contingencies (continued)

The parties have agreed to stay the lower court proceedings, pending resolution of all appeals of both motions. Pursuant to a stipulation, pending the final disposition of the appeals, the proceeds of any sale of any of the Company’s stock issued in the name of, or on behalf of, the Fund or the Foundation, shall be transferred to The Comptroller of the State of New York, to be held in escrow in a separate interest bearing account.

Thomas, et al. v. Empire, et al. In May 2003, this putative class action was commenced in the United States District Court for the Southern District of Florida, Miami Division against the Blue Cross Blue Shield Association, EHC and substantially all of the other Blue plans in the country. The named plaintiffs have brought this case on their own behalf and also purport to bring it on behalf of similarly situated physicians and seek damages and injunctive relief to redress their claim of economic losses which they allege is the result of defendants, on their own and as part of a common scheme, systemically denying, delaying and diminishing claim payments. More specifically, plaintiffs allege that the defendants deny payment based upon cost or actuarial criteria rather than medical necessity or coverage, improperly downcode and bundle claims, refuse to recognize modifiers, intentionally delay payment by pending otherwise payable claims and through calculated understaffing, use explanation of benefits, or EOBs, that fraudulently conceal the true nature of what was processed and paid and, finally, by use of capitation agreements which they allege are structured to frustrate a provider’s ability to maximize reimbursement under the capitated agreement. The plaintiffs allege that the co-conspirators include not only the named defendants but also other insurance companies, trade associations and related entities such as Milliman and Robertson (actuarial firm), McKesson (claims processing software company), National Committee for Quality Assurance, Health Insurance Association of America, the American Association of Health Plans and the Coalition for Quality Healthcare. In addition to asserting a claim for declaratory and injunctive relief to prevent future damages, plaintiffs assert several causes of action based upon civil RICO and mail fraud.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

9. Contingencies (continued)

The plaintiffs have subsequently amended their complaint, adding several medical societies as additional plaintiffs a cause of action based upon an assignment of benefits, adding several additional defendants including WellChoice and two of its other subsidiaries, WellChoice Insurance of New Jersey, Inc. and Empire HealthChoice HMO, Inc. and dropping their direct RICO claim, but instead base their RICO claim solely on a conspiracy theory.

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

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on October 4, 2004, which are still pending before the court. Meanwhile, class certification discovery is winding down. Plaintiffs’ motion for class certification was served on December 31, 2004 and the Company’s response was served on March 15, 2005.

Solomon, et al. v. Empire, et al. In November 2003, this putative class action was commenced in the United States District Court for the Southern District of Florida, Miami Division against the Blue Cross Blue Shield Association, EHC and substantially all other Blue plans in the country. This case is similar to Thomas, et al. v. Empire, et al, except that this case is brought on behalf of certain ancillary providers, such as podiatrists, psychologists, chiropractors and physical therapists. Like the Thomas plaintiffs, the Solomon plaintiffs allege that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish payments to these providers. The plaintiffs’ allegations are similar to those set forth in Thomas but also include an allegation that defendants have subjected plaintiffs claims for reimbursement to stricter scrutiny than claims submitted by medical doctors and doctors of osteopathy. Plaintiffs are seeking compensatory and monetary damages and injunctive relief. The complaint was subsequently amended to add several new parties, including WellChoice and two of its other subsidiaries, WellChoice Insurance of New Jersey, Inc. and Empire HealthChoice HMO, Inc.

By an Order dated January 7, 2004, the case was transferred to Judge Moreno, but not consolidated with the other pending actions. The Court, on its own initiative, deemed this action a “tag along” action to the Shane litigation.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

9. Contingencies (continued)

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on August 27, 2004 which are pending before the court. Meanwhile, class certification discovery is winding down. Plaintiffs’ motion for class certification was served on January 17, 2005 and the Company’s response was served on April 5, 2005.

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

10. Market Stabilization Pools

In March 2005, the Company received notification from the New York State Department of Insurance (the “Department”) of estimated contributions and distributions related to its participation in the New York State Market Stabilization Pools (the “Pools”) under New York Regulation 146. The notice specifically addressed the 1999 through 2004 Pools established for direct pay and small group contracts excluding Medicare Supplemental contracts. The notice reflected distributions to the Company of $69,200 for Pool years 1999 through 2003 and contributions from the Company of $3,400 for Pool year 2003. Subsequent to the receipt of the initial notice, the Company was instructed by the Department not to take any action concerning Pool year 2004 pending further review of 2004 data submissions by Pool participants, and therefore an estimate for 2004 cannot be made. The Department stated that it would provide further direction relative to the application of Pool distributions to particular product lines. Information regarding the application of Pool distributions to product lines is required in order to determine amounts, if any, which may be refunded to our customers. The Department also indicated the final distribution amounts from the Pool will be contingent upon contributions received from Pool participants

As of March 31, 2005, the Company has not established a receivable or payable for Pool years 1999 through the current period based on the estimates provided by the Department due to the general uncertainty surrounding the ultimate disposition of payments to or receipts from the Pools that still exists. Management believes the length of time that has elapsed in addressing

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

10. Market Stabilization Pools (continued)

administration of the Regulation and concerns over the reliability and consistency of data submitted by Pool participants casts significant doubt over the final disposition of Pool contributions and distributions. The Company’s ultimate payment to or receipts from these Pools may have a material impact to our financial statements.

11. Segment Information

WellChoice has two reportable segments: commercial managed care and other insurance products and services. The commercial managed care segment includes group preferred provider organization, or PPO, health maintenance organization, or HMO (including Medicare+Choice), exclusive provider organization, or EPO, point of service products, or POS, and other products (principally dental-only coverage). The Company’s New York City and New York State PPO business accounted for approximately 32.6% of the Company’s earned premium for the three months ended March 31, 2005.

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

	Commercial Managed Care	Other Insurance Products and Services	Total
Three months ended March 31, 2005
Revenues from external customers	$1,299,917	$226,488	$1,526,405
Investment income and net realized gains	15,316	3,100	18,416
Other expense	(90)	(14)	(104)
Income before income taxes	100,925	13,396	114,321

Three months ended March 31, 2004
Revenues from external customers	$1,143,676	$223,032	$1,366,708
Investment income and net realized gains	15,133	2,498	17,631
Other income	174	29	203
Income before income taxes	86,989	10,189	97,178

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands)

11. Segment Information (continued)

The following table presents the revenue from external customers by products and services:

	Three months ended March 31
	2005	2004
Revenues from external customers:
Commercial managed care
Premiums earned:
PPO	$681,579	$632,140
HMO	432,146	349,151
EPO	68,383	77,009
POS	21,625	6,767
Other	1,630	1,076
Administrative service fees	94,554	77,533

Total commercial managed care	1,299,917	1,143,676

Other insurance products and services:
Premiums earned:
Indemnity	57,954	55,779
Individual	121,733	123,577
Administrative service fees	46,801	43,676

Total other insurance products and services	226,488	223,032

Total revenues from external customers	$1,526,405	$1,366,708

Report of Independent Registered Public Accounting Firm

The Board of Directors of

WellChoice, Inc.

We have reviewed the consolidated balance sheet of WellChoice, Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the related consolidated statements of income for the three-month periods ended March 31, 2005 and 2004, and the consolidated cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

We conducted the review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on the review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in the report dated February 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In the opinion the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New York, New York
April 14, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of WellChoice, Inc. and its subsidiaries (collectively, the “Company”) for the three months ended March 31, 2005 and 2004. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission.

The statements contained in this Quarterly Report on Form 10-Q, including those set forth below, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, or the PSLRA. When used in this report, the words or phrases “believes,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

The discussion of risks described below and in “Item 1. – Business” and “Item 7 – Management’s Discussion and Analysis on Form 10-K for the year ended December 31, 2004 contain certain cautionary statements regarding our business that investors and others should consider. These discussions are intended to take advantage of the “safe harbor” provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, in making these cautionary statements, we are not undertaking to address or update this discussion in future filings or communications regarding our business or operating results, and are not undertaking to address how any of these risks may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected our past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed in our communications.

Overview

We are the largest health insurance company in the State of New York based on total preferred provider organization, or PPO, and health maintenance organization, or HMO, membership, which includes members under our insured and administrative services only, or ASO, plans. We service approximately five million members through our managed care and traditional indemnity products. We have licenses with the Blue Cross Blue Shield Association, a national trade association of Blue Cross Blue Shield licensees whose primary function is to promote and preserve the integrity of the Blue Cross Blue Shield names and marks, as well as to provide certain coordination among “Blue” plans relating to the provision of health care services to Blue plan members nationwide. Our licenses entitle us to the exclusive use of the Blue Cross and Blue Shield names and marks in ten counties in the New York City metropolitan area and in six counties in upstate New York, the non-exclusive right to use the Blue Cross and Blue Shield names and marks in one upstate New York county, the exclusive right to only the Blue Cross name and mark in seven upstate New York counties and the non-exclusive right to only the Blue Cross name in four upstate New York counties. We market our products and services using these names and marks in our New York service areas. We also market our managed care products in 16 counties in New Jersey under the WellChoice brand.

We offer our products and services to a broad range of customers, including large groups of more than 500 employees; middle market groups, ranging from 51 to 500 employees; small groups, ranging from two to 50 employees; and individuals. Over one million of our members are covered through our national accounts, generally large, multi-state companies, including many Fortune 500 companies. Our principal health products are offered both on an insured and self-funded, or ASO basis and, in some instances, a combination of insured and self-funded, which includes minimum premium arrangements. Minimum premium arrangements provide coverage under separate self-funded and insured group contracts. Benefit payments made under the self-funded contract, up to a pre-established limit, are the responsibility of the group, and accordingly, no premium is recorded by us for these payments. Benefit payments under the insured contract and charges for risk, profit and administration of the group’s benefit plan are recorded as premium. Groups enrolled under a combination of insured and self-funded arrangements are reported as insured members.

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

We report our operating results as two business segments: commercial managed care and other insurance products and services. Our commercial managed care segment accounted for 88.6% of our membership as of March 31, 2005. Our commercial managed care segment includes group PPO, HMO (including Medicare+Choice), exclusive provider organization, or EPO, point of service, or POS, and other products (principally dental-only coverage) as well as our PPO business under our accounts with New York City and New York State. Our other insurance products and services segment consists of our indemnity and individual products. Our indemnity products include traditional indemnity products and government contracts with CMS to act as a fiscal intermediary and carrier. Our individual products include Medicare supplemental, state sponsored plans, government mandated individual plans and individual hospital-only and hospital and medical products. We allocate administrative expenses, investment income and other income, but not assets, to our segments. Except when otherwise specifically stated or where the context requires, all references in this document to our membership include both our insured and ASO membership. Our New York City and New York State PPO account members are covered under insured plans.

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

Recent Developments

Effective January 1, 2005, as part of our PPO and HMO product offerings, we introduced a consumer directed health care product, or CDHP, to self-insured groups and large insured groups. At March 31, 2005 approximately 42,000 members were enrolled in a CDHP. The CDHP product is a high-deductible managed care health plan that is designed to lower premiums for employers and to involve consumers more directly in their health care spending. Consumer directed health plans enable an employer and/or employee to contribute to each participating employee’s health account to pay for certain medical and pharmaceutical expenses. Some or all of the dollars remaining at the end of the year can be rolled over for future health care needs.

Selected Membership Data and Results of Operations

The following table sets forth selected membership data as of the dates set forth below:

	March 31,		%
(members in thousands)	2005	2004	Change
Products and services:
Commercial managed care:
Group PPO, HMO, EPO, POS and other(1)(2)	2,627	2,459	6.8
New York City and New York State PPO	1,823	1,815	0.4

Total commercial managed care	4,450	4,274	4.1

Other insurance products and services:
Indemnity	367	370	(0.8)
Individual	207	217	(4.6)

Total other insurance products and services	574	587	(2.2)

Overall total	5,024	4,861	3.4

Customers:
Large group	3,003	2,936	2.3
Small group and middle market	484	448	8.0
Individuals	265	268	(1.1)
National accounts	1,272	1,209	5.2

Overall total	5,024	4,861	3.4

Funding type:
Commercial managed care:
Insured	2,699	2,640	2.2
Self-funded	1,751	1,634	7.2

Total commercial managed care	4,450	4,274	4.1

Other insurance products and services:
Insured	323	343	(5.8)
Self-funded	251	244	2.9

Total other insurance products and services	574	587	(2.2)

Overall total	5,024	4,861	3.4

(1)	Our HMO product includes Medicare+Choice. As of March 31, 2005 and 2004, we had approximately 58,000 and 52,000 members, respectively, enrolled in Medicare+Choice.

(2)	“Other” principally consists of our members enrolled in dental-only coverage.

The following table sets forth results of operations for each of our segments for the periods set forth below:

($ in millions)	Three months ended March 31,
	2005	2004
Commercial Managed Care:
Total revenue	$1,315.1	$1,159.0
Income before income taxes	$100.9	$87.0
Medical loss ratio:
Commercial managed care total	86.6%	85.4%
Commercial managed care, excluding New York City and New York State PPO(1)	83.4%	81.6%
Administrative expense ratio (2)	13.1%	14.1%

Other Insurance Products and Services:
Total revenue	$229.6	$225.6
Income before income taxes	$13.4	$10.2
Medical loss ratio	85.6%	84.7%
Administrative expense ratio (2)	27.5%	28.4%

(1)	We present the commercial managed care medical loss ratio, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums relative to claim expense than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total medical loss ratio is presented.

(2)	As presented, our administrative expense ratio does not take into account a significant portion of our activity generated by self-funded, or ASO, business, which represents approximately 39.3% and 43.7% of our managed care and other insurance products and services members, respectively. Therefore, in the following table, we provide the information regarding premium equivalents and the administrative expense ratio on a “premium equivalent” basis because that ratio measures administrative expenses relative to the entire volume of insured and self-funded business serviced by us and is commonly used in the health insurance industry to compare operating efficiency among companies. Administrative expense ratio on a premium equivalent basis is calculated by dividing administrative expenses by “premium equivalents” for the relevant periods. Premium equivalents is the sum of premium earned, administrative service fees and the amount of paid claims attributable to our self-funded business pursuant to which we provide a range of customer services, including claims administration and billing and membership services. Claims paid for our self-funded health business is not our revenue. The premium equivalents for the periods indicated were as follows:

	Three months ended March 31,
($ in millions)	2005	2004
Commercial Managed Care:
Premiums earned	$1,205.4	$1,066.2
Administrative service fees	94.5	77.5
Claims paid for our self-funded health business	871.2	705.2

Premium equivalents	$2,171.1	$1,848.9
Administrative expense ratio, premium equivalent basis	7.9%	8.7%

Other Insurance Products and Services:
Premiums earned	$179.7	$179.4
Administrative service fees	46.8	43.7
Claims paid for our self-funded health business	108.7	118.5

Premium equivalents	$335.2	$341.6
Administrative expense ratio, premium equivalent basis	18.6%	18.6%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

As of March 31, 2005, total enrollment was approximately five million members, a 3.4% increase from March 31, 2004. The increase in overall enrollment was the result of a 4.1% increase in commercial managed care enrollment, offset by a 2.2% decrease in other insurance products and services enrollment. The net increase in overall enrollment was the result of:

•	Enrollment in group PPO, excluding New York City and New York State PPO, EPO and POS increased 5.2%, or 105,000 members. This increase is due to the addition of approximately 20,000 and 105,000 new self-funded large group and national accounts members, respectively, and net growth within existing PPO and EPO accounts of approximately 70,000 members, offset by the cancellation of 82,000 PPO members from a self-funded, retiree national account;

•	Group HMO enrollment increased 16.0% or approximately 49,000 members and 6,000 new members were enrolled in our Medicare+Choice product; and

•	Other insurance product and services enrollment decreased approximately 13,000 members due to an 11,000 membership decrease in the Medicare Supplemental product and enrollment declines in existing accounts.

Our self-funded enrollment increased 6.6% with the addition of 126,000 new self-funded account members (predominantly national accounts), the migration of approximately 13,000 members from insured business to self-funded plans and net growth within existing accounts, offset by the 82,000 members cancelled self-funded retirees mentioned above. At March 31, 2005, self-funded accounts represented approximately 39.8% of our total enrollment, 39.3% of commercial managed care enrollment, and 43.7% of other insurance product and services enrollment. We expect self-funded enrollment to continue to increase through the continued migration of insured business to self-funded arrangements and new self-funded accounts. While this trend will reduce our insured premium and claim expense, we do not expect it to have a material impact on net income.

As of December 31, 2004, our New York State account covered approximately 1,000,000 members, or 19.9% of our total membership and 22.5% of our commercial managed care membership, and our New York City account covered approximately 823,000 members, or 16.4% of our total membership and 18.5% of our commercial managed care membership. We provide hospital-only coverage under both of these accounts. The pricing of our products provided to New York State and New York City has historically been renegotiated annually. With respect to the New York State account, effective January 1, 2003, we agreed to new retention or administrative expense pricing covering a three-year period through December 31, 2005, though both parties retain the right to terminate the contract upon six months’ notice. For over three years, the New York City account has been subject to a competitive bid process in which we have participated, relating to a five-year contract. At this time, there is no official timetable for awarding the five-year contract. However, we agreed to new rates with the New York City account through June 30, 2005. The loss of one or both of the New York State and New York City accounts would result in reduced membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

Total revenue increased 11.6%, or $160.1 million, to $1,544.7 million for the three months ended March 31, 2005, from $1,384.6 million for the three months ended March 31, 2004 primarily due to an increase in premium and administrative service fee revenue.

Premium revenue increased $139.5 million, or 11.2%, to $1,385.1 million for the three months ended March 31, 2005, from $1,245.6 million for the three months ended March 31, 2004. The increase in premium revenue was the result of growth in our commercial managed care segment. Commercial managed care premium revenue was $1,205.4 million for the three months ended March 31, 2005, a 13.1%, or $139.2 million, increase compared to the three months ended March 31, 2004. The net increase in commercial managed care premium revenue was the result of the following:

•	Premium rate increases and membership growth contributed $104.8 million in additional revenue, primarily in our group HMO, Medicare+Choice and POS products;

•	An increase of approximately $50.4 million due to the increased cost of benefits provided and premium rate increases in our retrospectively rated New York City and New York State PPO accounts; and

•	A decrease in premium resulting from the conversion of large group accounts to minimum premium arrangements and the conversion of insured groups to self-funded arrangements. Although these conversions did not materially impact net income, they resulted in a reduction of premium revenue of approximately $16.0 million.

Other insurance products premium increased slightly to $179.7 million for the three months ended March 31, 2005, from $179.4 million for the three months ended March 31, 2004. The increase in other insurance products premium was the result of premium rate increases and growth in the Healthy New York program, offset by enrollment losses in most major product lines.

Minimum premium arrangements differ from our standard insurance product in that they have significantly lower premiums. The lower premiums associated with these arrangements distort our premium on a PMPM basis. Therefore, we present premium, on a PMPM basis for the three months ended March 31, 2005 and 2004 excluding minimum premium arrangements:

	Three Months Ended March 31,
	2005(1)	2004(2)	Change
Total	$156.11	$141.61	10.2%
Commercial managed care	$152.32	$137.39	10.9%
Commercial managed care excluding New York City and New York State PPO (3)	$311.67	$289.22	7.8%
Other insurance products and services	$187.21	$173.13	8.1%

(1)	Premium revenue on a PMPM basis, for the three months ended March 31, 2005, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care, excluding the New York City and New York State PPO, and Other insurance products and services were $153.16, $149.31, $289.21 and $185.15, respectively.

(2)	Premium revenue on a PMPM basis, for the three months ended March 31, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care, excluding the New York City and New York State PPO, and Other insurance products and services were $139.54, $135.26, $272.00 and $171.82, respectively.

(3)	We present commercial managed care premium, on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total PMPM premium is presented.

The increase in total and commercial managed care premium, on a PMPM basis, for the three months ended March 31, 2005 was the result of premium rate increases and increased cost of benefits provided on our New York City and New York State PPO accounts. The PMPM premium increase in commercial managed care excluding the New York City and New York State PPO for the three months ended March 31, 2005 was the result of premium rate increases. Other insurance products and services PMPM premium increased for the three months ended March 31, 2005 due primarily to declining membership in lower priced products and rate increases.

Administrative service fee revenue increased 16.6%, or $20.1 million, to $141.3 million for the three months ended March 31, 2005, from $121.2 million for the three months ended March 31, 2004. The increase was primarily due to the following:

•	Approximately $16.2 million of the increase is attributable to new self-funded customers, growth within existing accounts, the migration from insured to self-funded products and rate increases;

•	Total BlueCard fees increased 8.0%, or $1.1 million, to $14.9 million for the three months ended March 31, 2005, from $13.8 million for the three months ended March 31, 2004 due to an increase in transaction volume; and

•	Administrative service fees attributable to our CMS contracts for the Medicare Part A and Part B programs increased $2.8 million or 9.0% to $33.9 million for the three months ended March 31, 2005 from $31.1 million for the three months ended March 31, 2004. The increase resulted from reimbursement for additional expenses attributable to administration of the CMS contracts.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income, of $17.8 million for the three months ended March 31, 2005 increased 26.2%, or $3.7 million, from the three months ended March 31, 2004. This increase was due to an increase in interest and dividend income resulting from higher invested balances, a larger concentration of long-term securities and an increase in short-term and intermediate range interest rates. Net realized gains of $0.6 million for the three months ended March 31, 2005 was the result of net gains on the sale of marketable securities held in our non-qualified employee benefit plans. Net realized gains of $3.5 million for the three months ended March 31, 2004 were primarily the result of net gains on the sale of marketable securities held in our non-qualified employee benefit plans and increases in the market value of warrants classified on our balance sheet as other long-term equity investments.

Other expense, net for the three months ended March 31, 2005 was $0.1 million compared to other income, net of $0.2 million for the three months ended March 31, 2004.

Total cost of benefits provided increased 12.6%, or $134.4 million, to $1,197.3 million for the three months ended March 31, 2005, from $1,062.9 million for the three months ended March 31, 2004. This reflects a 11.2% increase in costs of benefits provided on a PMPM basis and a 1.3% increase in member months.

Lower claim costs associated with minimum premium arrangements distort our claim expense on a PMPM basis. Therefore, we present cost of benefits provided, on a PMPM basis for the three months ended March 31, 2005 and 2004 excluding minimum premium arrangements:

	Three Months Ended March 31,
	2005(1)	2004(2)	Change
Total	$135.56	$121.26	11.8%
Commercial managed care	$132.53	$117.79	12.5%
Commercial managed care excluding New York City and New York State PPO (3)	$261.91	$237.37	10.3%
Other insurance products and services	$160.51	$147.02	9.2%

(1)	Cost of benefits provided on a PMPM basis, for the three months ended March 31, 2005, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care, excluding the New York City and New York State PPO, and Other insurance products and services were $132.39, $129.25, $241.08 and $158.53, respectively.

(2)	Cost of benefits provided on a PMPM basis, for the three months ended March 31, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care, excluding the New York City and New York State PPO, and Other insurance products and services were $119.07, $115.56, $222.01 and $145.63, respectively.

(3)

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

The total medical loss ratio increased to 86.4% for the three months ended March 31, 2005, from 85.3% for the three months ended March 31, 2004. Cost of benefits provided for the three months ended March 31, 2005 and 2004 included $0.5 million and $0.3 million, respectively, of favorable prior period reserve development on prospectively rated contracts on a net basis. The increase in total and commercial managed care cost of benefits provided, on a PMPM basis, for the three months ended March 31, 2005 was the result of medical cost increases particularly in outpatient costs. Excluding the New York City and New York State PPO accounts (see note 1 to the table on page 27 of this report), the medical loss ratio in our commercial managed care segment increased to 83.4% for the three months ended March 31, 2005, from 81.6% for the three months ended March 31, 2004 due to increases in medical loss ratios for our commercial and Medicare+Choice HMO products. The increase in other insurance products and services PMPM cost of benefits provided for the three months ended March 31, 2005 was primarily due to medical cost increases in retrospectively rated business.

Administrative expenses increased 3.8%, or $8.6 million, to $233.1 million for the three months ended March 31, 2005, from $224.5 million for the three months ended March 31, 2004, due to the following:

•	Employee compensation and related benefit expenses increased $9.0 million due to higher staffing levels, increased incentive plan payments and the amortization of restricted stock awards and restricted stock unit awards;

•	Premium rate increases and growth in the small group and middle market customer segment increased broker commissions and premium taxes $2.5 million;

•	Professional service fees increased $1.2 million due to enrollment growth in certain medical management programs and new vendor fees incurred for administration of our consumer directed health plans, offset by lower expenses associated with our outsourcing arrangements;

These increases were offset by:

•	An expense of $1.1 million recorded during the first quarter of 2004 related to unoccupied leased office space; and

•	A $1.9 million decrease in bank fees.

Income from continuing operations before income taxes increased 17.6%, or $17.1 million, to $114.3 million for the three months ended March 31, 2005, from $97.2 million for the three months ended March 31, 2004. This improvement was primarily driven by commercial managed care membership and rate increases as well as a declining administrative expense ratio. Income tax expense of $43.4 million for the three months ended March 31, 2005 represents 38% of income before income taxes. Net income for the three months ended March 31, 2005 was $70.9 million. Income tax expense of $38.0 million reduced net income to $59.2 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

WellChoice is a holding company and depends on its subsidiaries for cash and working capital to pay expenses. WellChoice receives cash from its subsidiaries from administrative and management service fees, as well as tax sharing payments and dividends. Since we converted to a for-profit company in 2002 through March 31, 2005, WellChoice has received dividends of $685.0 million from its subsidiaries, including a $125.0 million dividend paid to WellChoice in February 2005. These dividends have been accounted for as an equity transfer from a subsidiary to the parent of a consolidated group. The Company intends to continue to seek additional dividends from Empire and its other regulated subsidiaries. There can be no assurance that the Superintendent or other state regulators will grant approval for the applicable regulated subsidiary to pay future dividends.

At March 31, 2005, the stand alone balance sheet of WellChoice was comprised of the following: total investments and cash and cash equivalents of $707.2 million, investment in subsidiaries, receivables and other assets of $1,279.3 million, accounts payable and accrued expenses of $80.4 million, capital lease obligations and other liabilities of $160.2 million and stockholders’ equity of $1,745.9 million.

Our subsidiaries’ primary source of cash is from premiums and fees received and investment income. The primary uses of cash include healthcare benefit expenses and administrative expenses, which includes brokers’ and agents’ commissions. We generally receive premium revenues in advance of anticipated claims for related healthcare services.

Our investment policies are designed to provide liquidity to meet anticipated payment obligations and to preserve principal. We believe the composition of our marketable investment portfolio is conservative, consisting primarily of high-rated, fixed income securities with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. Our fixed income portfolio is comprised of U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. The average credit rating of our fixed income portfolio as of March 31, 2005 was “AA+.” A portion of the fixed income portfolio is designated as short-term and is intended to cover near-term cash flow needs. Our marketable equity portfolio as of March 31, 2005 consisted of an investment in a mutual fund indexed to the S&P 500, our common stock investments and equity investments held in our nonqualified deferred compensation plans. As of March 31, 2005 our marketable equity portfolio was 3.1% of the total marketable investment portfolio.

In October 2004, we renewed our existing credit and guaranty agreement with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which provides us with a credit facility. We are able to borrow under the credit facility, subject to customary conditions, for general working capital purposes. The total outstanding amounts under the credit facility cannot exceed $100.0 million. The facility has a term of 364 days with a current maturity date of October 15, 2005, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at our option, at The Bank of New York’s prime commercial rate (or, if greater, 0.50% plus the federal funds rate) as in effect from time to time plus a margin of between zero and 0.75%, or LIBOR plus a margin of between 0.875% and 2.0%, with the applicable margin to be determined based on our financial strength rating. As of March 31, 2005, there were no funds drawn against this line of credit.

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

Three Months ended March 31, 2005 compared to Three Months ended March 31, 2004

Cash flows from operating activities increased $30.1 million to $149.6 million for the three months ended March 31, 2005 from $119.5 million for the three months ended March 31, 2004. The net increase in operating cash flow was primarily due to the following:

•	Membership growth and premium rate increases resulted in approximately $106.0 million in additional cash flow for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004.

•	Increased cost of benefits resulted in additional payments of $102.1 million for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004.

•	During the three months ended March 31, 2005, we received approximately $18.6 million in Market Stabilization (Medicare Supplemental) and Stop Loss Pool distributions compared to $11.8 million received during the three months ended March 31, 2004.

•	Increased self-funded membership and BlueCard transaction fees generated $3.9 million in additional cash flow for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004.

•	Payments for administrative expenses decreased $3.6 million for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004. The decrease is due to the timing of payroll disbursements offset by an increase in administrative expenses.

•	A reduction in our managed cash overdraft liability, which represents our outstanding check liability, resulted in cash outflow of $22.8 million for the three months year ended March 31, 2005 compared to cash outflow of $32.4 million for the three months ended March 31, 2004.

•	Advanced premium liability related to our New York State account increased $36.4 million to $197.0 million for the three months ended March 31, 2005 compared to an increase of $39.7 million for the three months year ended March 31, 2004.

•	A reduction in Advances to Hospitals resulted in $1.8 million of cash flow for the three months ended March 31, 2005 compared to cash used of $4.4 million for the three months ended March 31, 2004.

Cash used in investing activities of $134.2 million for the three months ended March 31, 2005 represents a decrease of $277.4 million compared to cash flow provided by investing activities of $143.2 million for the three months ended March 31, 2004. The increase in cash used is primarily attributed to investing cash flows from operations and maturing securities in long-term investments.

Net cash used in financing activities of $0.6 million for the three months ended March 31, 2005 consists of payments of $1.2 million for capital lease obligations offset by $0.6 million of cash inflows from employee stock compensation programs.

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

In March 2005, we received a notice from the Department of estimated contributions and distributions for Non-Med Supp Pool years 1999 through 2004. The notice reflected distributions to us of $69.2 million for Non-Med Supp Pool years 1999 through 2003 and contributions from the Company of $3.4 million for Non-Med Supp Pool years 2003. Subsequent to the receipt of the initial notice, we were instructed by the Department not to take any action concerning Non-Med Supp Pool year 2004 pending further review of 2004 data submissions by Non-Med Supp Pool participants, and therefore an estimate for 2004 can not be made. The Department stated that it would provide further direction relative to the application of Pool distributions to particular product lines. Information regarding the application of Pool distributions to product lines is required in order to determine amounts, if any, which may be refunded to our customers. The Department also indicated the final distribution amounts from the Pool will be contingent upon contributions received from Pool participants

As of March 31, 2005, we have not established a receivable or payable for Non-Med Supp Pool years 1999 through the current period based on the estimates provided by the Department due to the general uncertainty surrounding the ultimate disposition of payments to or receipts from the Non-Med Supp Pools that still exists. Management believes the length of time that has elapsed in addressing administration of the Regulation and concerns over the reliability and consistency of data submitted by Pool participants casts significant doubt over the final disposition of Non-Med Supp Pool contributions and distributions. Our ultimate payment to or receipts from these Non-Med Supp Pools may have a material impact to our financial position, results of operations and cash flows.

Regulatory and Other Developments

Empire is subject to capital and surplus requirements under the New York insurance laws and the capital and surplus licensure requirements established by the Blue Cross Blue Shield Association. Each of these standards is based on the NAIC’s RBC Model Act, which provides for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital. The capital and surplus level required to meet the minimum requirements under the New York insurance laws and Blue Cross Blue Shield Association licensure requirements applicable to Empire is 200% of Risk-Based Capital Authorized Control Level. As of March 31, 2005, Empire exceeded the New York minimum capital and surplus requirements and the Blue Cross Blue Shield Association capital and surplus licensure requirements.

Capital and surplus requirements for Empire HealthChoice HMO, Inc., our HMO subsidiary which is directly owned by Empire, are regulated under a different method set forth in the New York Department of Health’s HMO regulations. The regulations require that Empire HealthChoice HMO currently maintain reserves of five percent of its annual premium income. As of March 31, 2005, Empire HealthChoice HMO, with respect to its operations in New York, meets the financial reserve standards of the New York Department of Health. The Department of Health has proposed revised regulations that would increase the required reserves gradually over the next six years to twelve and one half percent of annual premium income. The regulations, as proposed, will affect all HMOs and we expect we will meet the revised standards. Empire HealthChoice HMO is also subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement that is applicable to Empire and as of March 31, 2005, Empire HealthChoice HMO, satisfies that requirement.

Our New Jersey operations are not subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement. At March 31, 2005, WellChoice Insurance of New Jersey met the minimum capital and surplus requirements of the New Jersey Department of Banking and Insurance.

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

The Blue Cross and Blue Shield license agreements also contain other requirements and restrictions regarding our operations and our use of the Blue Cross and Blue Shield names and marks and these requirements and restrictions could limit our ability to grow our business through acquisitions. The requirements and restrictions contained in the license agreements are subject to change from time to time. New requirements or restrictions could have a material adverse effect on our business, results of operations and financial condition. Upon the occurrence of any event causing termination of the license agreements, we would cease to have the right to use the Blue Cross and Blue Shield names and marks in our Blue Cross Blue Shield licensed territory, which would have a material adverse effect on our business. Events which could result in termination of our license agreements include, among others:

•	failure to meet the minimum surplus and liquidity levels;

•	a change of control not otherwise approved by the Blue Cross Blue Shield Association or

•	a violation of the Blue Cross Blue Shield Association ownership limitations on our capital stock, including any amendment to the voting trust and divestiture agreement to which the Company and The New York Public Asset Fund are parties that is not approved by the Association or the failure of the Fund to reduce its stockholdings to the ownership limits within the timeframes set forth in the agreement.

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

The Unpaid Claims and Claims Adjustment Expense shown in our balance sheet as of March 31, 2005 consisted of the following components ($ in millions):

Pending and incurred but not yet reported, or IBNR, claims	$678.5
Claim adjustment expense reserve	19.6
Other claim related reserves	13.5

Total	$711.6

As reflected in this table, approximately 95% of the liability for Unpaid Claims and Claims Adjustment Expense is for pending and IBNR claims. Of the estimate for pending and IBNR claims, approximately 77% is for claims incurred in the most recent three months. Estimates of these three months’ claims are based on projected per member per month, or PMPM, costs and the actual member counts during this period. The following table presents the impact on Unpaid Claims and Claims Adjustment Expense of changes in the annualized cost trend underlying the projected PMPM costs for the most recent three months.

Increase/(Decrease) in Claim Cost Trend (bp)	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(300)	$(33.4)
(200)	(22.3)
(100)	(11.2)
100	11.1
200	22.3
300	33.4

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

Increase/(Decrease) in Completion Factor (bp)	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(30)	$ 45.5
(20)	30.3
(10)	15.1
10	(9.3)
20	(16.4)
30	(22.9)

It should be noted that the dollar amounts shown in the tables above would not necessarily flow directly to income from continuing operations. In prospectively rated business, we are at risk for negative experience – where actual claim costs and other expenses are greater than those expected—and benefit from positive experience – where claim costs and other expenses are less than those expected. By contrast, in retrospectively rated business, the customer is primarily at risk. Generally speaking only the portion of the reserve change which affects prospectively rated business impacts income from continuing operations. At March 31, 2005, approximately 50% of the $678.5 million of reserve for Pending and IBNR claims were held for prospectively rated business.

We believe that the recorded unpaid claim liability is adequate to cover our ultimate liability for unpaid claims as of March 31, 2005. Actual claim payments and other items may differ from our estimates. Assuming a hypothetical 1% difference between our March 31, 2005 estimates of unpaid claims and actual claims payable for our prospectively rated business, net income from continuing operations for the three months ended March 31, 2005, would increase or decrease by approximately $2.2 million and earnings per share would increase or decrease by approximately $0.03 per share.

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

Retirement Benefits

Pension Benefits

We sponsor defined benefit cash-balance pension plans for our employees. As discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004, we account for these plans in accordance with Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“FAS 87”). FAS 87 requires us to make significant assumptions including estimating the expected return on pension plan assets and the discount rate used to determine the current pension obligation. Changes to these assumptions will affect pension expense.

Other Postretirement Benefits

Current employees eligible for retiree benefits receive medical and vision care benefits upon retirement. Certain of our past retirees retain life insurance and dental benefits in addition to their medical and vision care benefits. As discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004, we account for these plans in accordance with Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“FAS 106”). In accordance with FAS 106, we use various actuarial assumptions including the discount rate and the expected trend in health care costs to estimate the costs and benefit obligations for our retiree health plan.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. In April 2005, the SEC adopted a new rule amending the compliance dates to phase-in the implementation of SFAS 123R. The SEC requires the fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter 2006, beginning January 1, 2006. We anticipate adopting the prospective method and expects that the adoption of SFAS 123R will have an impact similar to the current pro forma disclosure for existing options under SFAS 123. In addition, we do not expect that the expense associated with the future grants derived from the fair value model selected, will have a material adverse effect on our financial position, results of operations or cash flows.

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

Interest Rate Risk

Interest rate risk is defined as the potential for economic losses on fixed-rate securities due to an adverse change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and policyholders’ surplus. Further, we do not engage in the use of derivatives to manage interest rate risk. A hypothetical increase in interest rates of 100 basis points would result in an estimated decrease in the fair value of the fixed income portfolio at March 31, 2005 of approximately $45.1 million.

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

Equity Price Risk

Equity price risk for stocks is defined as the potential for economic losses due to an adverse change in equity prices. Equity risk exposure is managed through our investment in an indexed mutual fund. Specifically, we are invested in the ML S&P 500 Index LLC, which is an S&P 500 index mutual fund, resulting in a well-diversified and liquid portfolio that replicates the risk and performance of the broad U.S. stock market. We also hold a direct common stock investments and equity investments in our non-qualified employee benefit plans. We estimate our equity price risk from a hypothetical 10% decline in the S&P 500 and the relative effect of that decline in the value of our marketable equity portfolio at March 31, 2005 to be a decrease in fair value of $5.3 million.

Fixed Income Securities

Our fixed income strategy is to construct and manage a high quality, diversified portfolio of securities. Additionally, our investment policy establishes minimum quality and diversification requirements resulting in an average credit rating of approximately “AA+.” The average duration of our portfolio as of March 31, 2005 was 2.9 years.

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

The parties appealed the February 28, 2003 and the October 1, 2003 decisions and on May 20, 2004, the New York State Appellate Division, First Department, unanimously upheld the lower court’s decisions on (a) February 28, 2003 to dismiss all of the plaintiffs’ claims in the initial complaint and (b) October 1, 2003 to deny defendants’ motion to dismiss the amended complaint. In addressing the plaintiffs’ allegation that the Conversion Legislation is prohibited by the State Constitution and therefore invalid, the court rejected the defendants’ position that the Conversion Legislation does not fall within the constitutional prohibition. The court stated that the language of the constitutional prohibition, at least facially, provides no support for an exception for the Conversion Legislation. On June 24, 2004, all parties filed motions before the Appellate Division requesting that the cases be certified for immediate review by the New York

State Court of Appeals to determine whether the Appellate Division’s May 20, 2004 decision was proper. On October 12, 2004, the Appellate Division granted these motions. Per a briefing schedule set by the Court of Appeals, opening briefs and the record on appeal were filed on January 4, 2005, opposition briefs for all parties were served on or before March 9, 2005 and reply briefs for all parties were served on or before March 21, 2005. Oral argument before the Court of Appeals was held on April 26, 2005.

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

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on October 4, 2004, which are still pending before the court. Meanwhile, class certification discovery is winding down. Plaintiffs’ motion for class certification was served on December 31, 2004 and our response was served on March 15, 2005.

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

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on August 27, 2004 which are pending before the court. Meanwhile, class certification discovery is winding down. Plaintiffs’ motion for class certification was served on January 17, 2005 and our response was served on April 5, 2005.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The Company does not have a publicly-announced repurchase plan or program.

Under our 2003 Omnibus Incentive Plan (the “Plan”), employees may elect to withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted stock awards made thereunder. Restricted stock awards granted under the Plan generally vest over a three-year period, with one third of the shares vesting one year from the date of grant and the balance vesting in equal monthly installments thereafter over the next 24 months. The following table provides information with respect to the shares withheld by the Company to satisfy these obligations to the extent employees elected to make a “net share” election.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)
January 7, 2005	1,819	$51.97
February 7-11, 2005	2,106	$53.19
March 7-25, 2005	2,208	$52.00
Total	6,133	$52.40

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits to this report are being filed with this report (other than Exhibit 32.1 and 32.2, which are being furnished with this report):

Exhibit No.	Description

10.42	2003 Omnibus Incentive Plan Cash Award for the 2005-2007 Performance Period, dated March 23, 2005, Granted to Michael A. Stocker, MD

10.43	2003 Omnibus Incentive Plan Cash Award for the 2005-2007 Performance Period, dated March 23, 2005, Granted to Gloria M. McCarthy

10.44	2003 Omnibus Incentive Plan Cash Award for the 2005-2007 Performance Period, dated March 23, 2005, Granted to John W. Remshard

10.45	2003 Omnibus Incentive Plan Cash Award for the 2005-2007 Performance Period, dated March 23, 2005, Granted to Linda V. Tiano

15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Current Reports on Form 8-K.

On February 9, 2005, we filed with the Commission a Current Report on Form 8-K dated February 9, 2005, disclosing under “Item 2.02 - Results of Operations and Financial Condition” and “Item 7.01 - Regulation FD Disclosure” our earnings for the 2004 fourth quarter and 2004 full year.

On March 15, 2005, we filed with the Commission a Current Report on Form 8-K dated March 15, 2005, disclosing information under “Item 1.01 – Entry into Material Definitive Agreement” relating to the bonuses payable to the Chief Executive Officer and the four other most highly compensated executive officers in respect of 2004.

On March 29, 2005, we filed with the Commission a Current Report on Form 8-K dated March 15, 2005, disclosing under Item 7.01 – Regulation FD Disclosure,” that members of management would be making presentations at two healthcare conferences on March 30, 2005 and March 31, 2005, which as previously announced would be webcast to the public, and during those presentations would reaffirm the Company’s publicly disclosed 2005 financial expectations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2005	WELLCHOICE, INC.
(Registrant)

	By:	/s/ John W. Remshard
John W. Remshard
Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

10.42	2003 Omnibus Incentive Plan Cash Award for the 2005-2007 Performance Period, dated March 23, 2005, Granted to Michael A. Stocker, MD

10.43	2003 Omnibus Incentive Plan Cash Award for the 2005-2007 Performance Period, dated March 23, 2005, Granted to Gloria M. McCarthy

10.44	2003 Omnibus Incentive Plan Cash Award for the 2005-2007 Performance Period, dated March 23, 2005, Granted to John W. Remshard

10.45	2003 Omnibus Incentive Plan Cash Award for the 2005-2007 Performance Period, dated March 23, 2005, Granted to Linda V. Tiano

15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002