Form 10-Q
period 2005-06-30
WELLCHOICE INC
filed 2005-08-03
CIK 1184702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 84,128,118 shares of common stock, $0.01 par value, and one share of Class B common stock, $0.01 par value per share, as of July 27, 2005.

WellChoice, Inc and Subsidiaries

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
	(In thousands)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: $1,572,729 and $1,374,592)	$1,558,250	$1,361,832
Marketable equity securities, at fair value (cost: $44,061 and $43,774)	54,963	53,430
Short-term investments	215,153	170,577
Other long-term equity investments	19,259	18,624

Total investments	1,847,625	1,604,463
Cash and cash equivalents	750,435	758,518

Total investments and cash and cash equivalents	2,598,060	2,362,981

Receivables:
Billed premiums, net	108,695	107,575
Accrued premiums	344,106	340,838
Other amounts due from customers, net	129,224	125,754
Notes receivable, net	13,071	12,665
Accrued investment income	12,704	10,763
Miscellaneous, net	119,521	73,195

Total receivables	727,321	670,790

Property, equipment and information systems, net of accumulated depreciation	101,810	107,120
Prepaid pension expense	62,605	60,682
Deferred taxes, net	127,534	157,723
Other	30,915	30,803

Total assets	$3,648,245	$3,390,099

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	June 30, 2005	December 31, 2004
	(Unaudited)
	(In thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Unpaid claims and claims adjustment expense	$755,148	$678,814
Unearned premium income	96,927	138,722
Managed cash overdrafts	196,508	215,357
Accounts payable and accrued expenses	81,880	67,405
Advance deposits	220,291	160,553
Group and other contract liabilities	84,896	99,349
Postretirement benefits other than pensions	144,210	144,577
Obligations under capital lease	41,509	44,004
Other	191,261	158,993

Total liabilities	1,812,630	1,707,774

Stockholders’ equity:
Common stock, $0.01 par value, 225,000,000 shares authorized; shares issued and outstanding 2005— 84,125,288; 2004— 84,047,152	841	840
Class B common stock, $0.01 per share value, one share authorized; one share issued and outstanding	—	—
Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	1,279,938	1,275,160
Retained earnings	554,204	408,759
Unearned restricted stock compensation	(6,796)	(9,904)
Accumulated other comprehensive income	7,428	7,470

Total stockholders’ equity	1,835,615	1,682,325

Total liabilities and stockholders’ equity	$3,648,245	$3,390,099

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Income

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
	(In thousands, except share and per share data)
Revenue:
Premiums earned	$1,491,103	$1,363,678	$2,876,153	$2,609,177
Administrative service fees	139,773	123,957	281,128	245,166
Investment income, net	20,128	13,301	37,926	27,405
Net realized investment gains	2,942	3,162	3,559	6,689
Other (expense) income, net	(79)	(27)	(183)	176

Total revenue	1,653,867	1,504,071	3,198,583	2,888,613

Expenses:
Cost of benefits provided	1,283,212	1,186,244	2,480,452	2,249,109
Administrative expenses	251,854	223,651	485,009	448,150

Total expenses	1,535,066	1,409,895	2,965,461	2,697,259

Income before income taxes	118,801	94,176	233,122	191,354
Income tax expense	44,188	28,795	87,630	66,737

Net income	$74,613	$65,381	$145,492	$124,617

Basic net income per common share	$0.89	$0.78	$1.74	$1.49
Diluted net income per common share	$0.88	$0.78	$1.72	$1.49
Shares used to compute basic net income per common share based on weighted average shares outstanding	83,715,312	83,493,145	83,695,867	83,492,194
Shares used to compute diluted net income per common share based on weighted average shares outstanding	84,758,059	83,798,907	84,647,354	83,762,915

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six months ended June 30
	2005	2004
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$145,492	$124,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,923	20,479
Net realized gain on sales of investments	(3,559)	(6,689)
Provision (credit) for doubtful accounts	1,029	(2,009)
Accretion of discount, net	1,441	1,027
Equity in earnings of other long-term equity investments	(251)	(1,331)
Deferred income tax expense	30,211	30,003
Other	(1,923)	(3,351)
Changes in assets and liabilities:
Billed and accrued premiums receivables	(5,226)	(49,316)
Other customer receivable	(12,321)	9,942
Long-term notes receivable	(406)	395
Accrued investment income	(1,942)	(516)
Miscellaneous receivables	(46,438)	(1,437)
Other assets	8,462	(1,044)
Unpaid claims and claims adjustment expenses	76,334	76,408
Unearned premium income	(41,794)	(33,411)
Managed cash overdrafts	(18,850)	(14,169)
Accounts payable and accrued expenses	16,482	(30,160)
Advance deposits	59,738	38,905
Group and other contract liabilities	(14,453)	2,204
Postretirement benefits other than pensions	(367)	3,026
Other liabilities	31,053	2,798

Net cash provided by operating activities	241,635	166,371

Cash flows from investment activities
Purchases of property, equipment and information systems	(11,264)	(17,540)
Proceeds from sale of property, equipment and information systems	—	16
Purchases of available for sale investments	(625,784)	(812,137)
Proceeds from sales and maturities of available for sale investments	386,294	719,805

Net cash used in investing activities	(250,754)	(109,856)

Cash flows from financing activities
Decrease in capital lease obligations	(2,495)	(2,093)
Proceeds from exercise of stock options and employee stock purchase plan, net of treasury stock repurchases	2,791	—
Excess tax benefits on stock compensation	740	—

Net cash provided by (used in) financing activities	1,036	(2,093)

Net change in cash and cash equivalents	(8,083)	54,422
Cash and cash equivalents at beginning of period	758,518	697,518

Cash and cash equivalents at end of period	$750,435	$751,940

Supplemental disclosure:
Income taxes paid	$43,476	$38,532

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2005

(Dollars in Thousands, except per share data)

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

On June 21, 2004, the Fund sold 9,075,000 shares of common stock in a secondary public offering. The Company did not receive any proceeds from the offering. At June 30, 2005, the Fund owned 52,001,903, or 61.8% of the shares of common stock issued and outstanding.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

2. Basis of Presentation (continued)

For further information, refer to the consolidated financial statements and footnotes thereto included in the WellChoice’s Annual Report on Form 10-K (File No. 001-31513), filed with the SEC for the fiscal year ended December 31, 2004.

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Total comprehensive income for the three and six months ended June 30, 2005 is $84,504 and $145,450, respectively. Total comprehensive income for the three and six months ended June 30, 2004 is $45,109 and $109,780, respectively.

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

(Unaudited)

(Dollars in Thousands, except per share data)

4. Capital Stock (continued)

be issued, of which, no more than 1,875,000 shares may be issued under grants of restricted stock awards and restricted stock unit awards. A maximum of 500,000 shares may be issued to non-employee directors. Awards are granted by the Compensation Committee of the Board of Directors. Options vest and expire over terms set by the Committee at the time of grant.

The Company grants shares of the Company’s stock as restricted stock awards to certain eligible executives valued at the fair value of the stock on the grant date with no cost to the employee. These restricted stock awards generally vest over a three-year period. The fair value of these awards is amortized to compensation expense over the vesting period. Administrative expense for the three and six months ended June 30, 2005 includes $1,875 and $3,971, respectively, of compensation expense related to these awards. Administrative expense for the three and six months ended June 30, 2004 includes $974 and $1,901, respectively, of compensation expense related to these awards. Unearned restricted stock compensation as of June 30, 2005 and December 31, 2004 includes $5,420 and $9,661, respectively, related to the restricted stock awards.

The Company grants shares of common stock as restricted stock unit awards to non-employee members of the Board of Directors. These restricted stock unit awards will vest over one year subject to the Director’s continued service other than termination due to retirement, death or disability prior to the vesting date. Stock units are settled in shares of WellChoice common stock. The fair value of restricted stock unit awards is being amortized to compensation expense over the vesting period. Administrative expense for the three and six months ended June 30, 2005 includes $260 and $428, respectively, of compensation expense related to restricted stock unit awards. Administrative expense for the three and six months ended June 30, 2004 includes $199 and $415, respectively, of compensation expense related to restricted stock unit awards. Unearned restricted stock compensation as of June 30, 2005 and December 31, 2004 includes $1,376 and $243, respectively, related to restricted stock units.

Employee Stock Purchase Plan

The Company has authorized 3,000,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“Stock Purchase Plan”), which is intended to provide employees of the Company and certain related companies or corporations with an opportunity to share in the ownership of WellChoice, Inc. and provide a stronger incentive to work for the continued success of the Company. Any employee that meets the eligibility requirements, as defined in the Stock Purchase Plan, may participate. No employee will be permitted to purchase more than $25 worth of stock in any calendar year, based on the fair market value of the stock at the beginning of each offering period.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

4. Capital Stock (continued)

The purchase price per share is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. Employees become participants by electing payroll deductions from 1% to 10% of their base compensation and all or part of any incentive compensation, after-tax. The Company has two offering periods beginning on January 1 and July 1 of each calendar year. Payroll deductions of $2,195 have been accumulated as of June 30, 2005, and applied towards the purchase of common stock on June 30, 2005, the last day of the offering period. Once purchased, stock is accumulated in the employee’s investment account.

Net Income Per Share

For the three months and six months ended June 30, 2005 and 2004, net income per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the year.

Basic net income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the dilutive effect of all stock options, and restricted stock awards, using the treasury stock method. Under the treasury stock method, the exercise of stock options and restricted stock unit awards is assumed, with the proceeds used to purchase common stock at the average market price for the period. The difference between the number of shares assumed issued and number of shares assumed purchased represents the dilutive shares.

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

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

4. Capital Stock (continued)

The Company’s pro forma information is as follows:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Reported net income	$74,613	$65,381	$145,492	$124,617
Add: Stock-based compensation cost, net of tax, included in reported net income	1,324	744	2,727	1,440
Less: Total stock-based compensation determined under the fair value based method for all awards, net of tax	(4,763)	(2,989)	(10,987)	(4,175)

Pro forma net income	$71,174	$63,136	$137,232	$121,882

	Three months ended June 30, 2005		Six months ended June 30, 2005
	As Reported	Pro Forma	As Reported	Pro Forma
Net income per share
Basic net income per common share	$0.89	$0.85	$1.74	$1.64
Diluted net income per common share	$0.88	$0.84	$1.72	$1.62

	Three months ended June 30, 2004		Six months ended June 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net income per share
Basic net income per common share	$0.78	$0.76	$1.49	$1.46
Diluted net income per common share	$0.78	$0.75	$1.49	$1.46

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

4. Capital Stock (continued)

The denominators for basic and diluted net income per share for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Denominator for basic net income per share—weighted average shares	83,715,312	83,493,145	83,695,867	83,492,194
Options and non vested restricted stock awards and stock unit awards	1,042,747	305,762	951,487	270,721

Denominator for diluted net income per share	84,758,059	83,798,907	84,647,354	83,762,915

5. Income Taxes

WellChoice and its subsidiaries file a consolidated federal income tax return. WellChoice currently has a tax sharing agreement in place with all of its subsidiaries. In accordance with the Company’s tax sharing agreement, the Company’s subsidiaries pay federal income taxes to WellChoice based on a separate company calculation.

The significant components of the provision for income tax expense are as follows:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Current tax expense	$30,763	$14,331	$57,419	$36,734
Deferred tax expense	13,425	14,464	30,211	30,003

Income tax expense	$44,188	$28,795	$87,630	$66,737

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

5. Income Taxes

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax is as follows:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Income tax at prevailing corporate tax rate applied to pre-tax income	$41,580	$32,962	$81,593	$66,974
Increase (decrease)
State and local taxes, net of federal income tax benefit	4,144	1,451	7,454	5,311
Other	(1,536)	(5,618)	(1,417)	(5,548)

Income tax expense	$44,188	$28,795	$87,630	$66,737

The Company has no regular tax loss carryforwards. The Company’s alternative minimum tax credit carryforward for income tax purposes of $231,506 has no expiration date.

6. Investments

The Company participates in a securities lending program, whereby certain securities from its portfolio are loaned to qualified brokers in exchange for cash collateral, at least equal to 102% of the market value of the securities loaned. The securities lending agent indemnifies the Company against loss in the event of default by the borrower. Income generated by the securities lending program is reported as a component of net investment income. As of June 30, 2005, $269,106 of fixed maturity securities were loaned under the program.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

7. Pension Benefits and Other Postretirement Employee Benefits

Net pension income for the Company’s defined benefit plans included the following components:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Service cost	$4,337	$4,000	$8,674	$8,000
Interest cost on projected benefit obligation	5,836	5,739	11,673	11,478
Expected return on plan assets	(8,316)	(8,260)	(16,631)	(16,520)
Net amortization and deferral	(2,766)	(3,071)	(5,533)	(6,142)

Net pension income	$(909)	$(1,592)	$(1,817)	$(3,184)

Other postretirement employee benefits expense included the following components:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Service cost	$394	$405	$788	$809
Interest cost on projected benefit obligation	1,394	1,721	2,787	3,442
Amortization of transition obligations	1,075	1,075	2,151	2,150
Amortization of actuarial gain	(1,379)	(1,026)	(2,759)	(2,052)

Net periodic postretirement benefit cost	$1,484	$2,175	$2,967	$4,349

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Modernization Act”) was signed into law. The Modernization Act introduced a voluntary Medicare Part D prescription drug benefit and created a new 28% federal subsidy for the sponsors of the postretirement prescription drug benefits that are at least actuarially equivalent to the new Medicare Part D benefit. The Company sponsors a post retirement prescription drug benefit that is at least actuarially equivalent to the new Medicare Part D benefit. We estimate the subsidy will reduce the accumulated postretirement benefit obligation by approximately $11,400 for the year ended December 31, 2005, which will be amortized to administrative expenses over the expected future

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

7. Pension Benefits and Other Postretirement Employee Benefits (continued)

working lifetime (14 years). The measurement of net periodic postretirement benefit cost for the three months and six months ended June 30, 2005 was reduced by $366 and $733 for the estimated effect of the subsidy, a $164 and $328 reduction to the interest costs on projected benefit obligations and an increase of $202 and $405 in the amortization of actuarial gain.

8. Restructuring

During the third quarter of 2003, Management determined that based on current and projected occupancy requirements, the Company would not receive economic benefit from certain unoccupied leased office space. As a result, the Company recognized an administrative expense of $13,367. Based on additional information obtained during the first quarter of 2004, the Company further reduced the fair market value of estimated sublease rentals and recognized an additional administrative expense of $1,100 for the six months ended June 30, 2004.

9. Contingencies

Consumers Union of the U.S., Inc. et. al. On June 20, 2005, the New York State Court of Appeals concluded that the plaintiffs’ allegations in the action entitled Consumers Union of U.S., Inc. et. al were legally insufficient to support any cognizable cause of action and accordingly granted the defendants’ (including WellChoice) motion to dismiss the amended complaint, which sought to invalidate the Conversion Legislation and rescind the initial public offering, and otherwise affirmed the Appellate Division’s order affirming the dismissal of all other causes of action.

Thomas, et al. v. Empire, et al. In May 2003, this putative class action was commenced in the United States District Court for the Southern District of Florida, Miami Division against the Blue Cross Blue Shield Association, EHC and substantially all of the other Blue plans in the country. The named plaintiffs have brought this case on their own behalf and also purport to bring it on behalf of similarly situated physicians and seek damages and injunctive relief to redress their claim of economic losses

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

9. Contingencies (continued)

which they allege is the result of defendants, on their own and as part of a common scheme, systemically denying, delaying and diminishing claim payments. More specifically, plaintiffs allege that the defendants deny payment based upon cost or actuarial criteria rather than medical necessity or coverage, improperly downcode and bundle claims, refuse to recognize modifiers, intentionally delay payment by pending otherwise payable claims and through calculated understaffing, use explanation of benefits that fraudulently conceal the true nature of what was processed and paid and, finally, by use of capitation agreements which they allege are structured to frustrate a provider’s ability to maximize reimbursement under the capitated agreement. The plaintiffs allege that the co-conspirators include not only the named defendants but also other insurance companies, trade associations and related entities such as Milliman and Robertson (actuarial firm), McKesson (claims processing software company), National Committee for Quality Assurance, Health Insurance Association of America, the American Association of Health Plans and the Coalition for Quality Healthcare. In addition to asserting a claim for declaratory and injunctive relief to prevent future damages, plaintiffs assert several causes of action based upon civil RICO and mail fraud.

The plaintiffs have subsequently amended their complaint, adding several medical societies as additional plaintiffs and a cause of action based upon an assignment of benefits, adding several additional defendants including WellChoice, Inc. and two of its other subsidiaries, WellChoice Insurance of New Jersey, Inc. and Empire HealthChoice HMO, Inc. and dropping their direct RICO claim, but instead base their RICO claim solely on a conspiracy theory.

In October 2003, the action was transferred to District Court Judge Federico Moreno, who also presides over Shane v. Humana, et al., a class-action lawsuit brought against other insurers and HMOs on behalf of health care providers nationwide. The Thomas case involves allegations similar to those made in the Shane action. In the Shane case, the 11th Circuit Court of Appeals, on September 1, 2004, upheld class certification as to RICO related claims but decertified a class as to state law claims. On October 15, 2004, the Shane defendants filed a petition for a writ of certiorari, seeking U.S. Supreme Court review of the 11th Circuit decision. The U.S. Supreme Court has declined to take the case and, therefore, the 11th Circuit decision stands.

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on October 4, 2004, which are still pending before the court. Meanwhile, class certification discovery is almost complete. Plaintiffs’ motion for class certification was served on December 31, 2004 and our response was served on March 15, 2005. The Company is awaiting further direction from the court as to whether oral argument will be heard on the motion for class certification. In addition, Plaintiffs recently filed a motion to open merits discovery before the court rules on the pending class certification motion. The discovery motion has been fully briefed and argued and the Company is awaiting a decision.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

9. Contingencies (continued)

During June 2005, the Company recorded a $35,000 liability representing the Company’s estimate of the ultimate liability for this class action.

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

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on August 27, 2004 which are pending before the court. Meanwhile, class certification discovery is winding down. Plaintiffs’ motion for class certification was served on January 17, 2005 and our response was served on April 5, 2005. The Company is awaiting further direction from the court as to whether oral argument will be heard on the motion for class certification. In addition, Plaintiffs recently filed a motion to open merits discovery before the court rules on the pending class certification motion. The discovery motion has been fully briefed and argued and the Company is awaiting a decision.

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

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

10. Market Stabilization Pools

On June 29, 2005, the Company entered a final settlement agreement (“the Agreement”) with the New York State Department of Insurance (the “Department”) for contributions and distributions related to its participation in the New York State Market Stabilization Pools (the “Pools”) under New York Regulation 146. The settlement addressed the 1999 through 2005 Pools established for direct pay and small group contracts excluding Medicare Supplemental contracts. As a result of the Agreement, the Company will receive a net payment from the pool of $37,724. Cost of benefits provided for the three and six months ended June 30, 2005 was reduced by $37,724. At June 30, 2005, pool recoverables included in miscellaneous receivables were $47,155 and pool payables included in other liabilities were $9,431.

11. Segment Information

WellChoice has two reportable segments: commercial managed care and other insurance products and services. The commercial managed care segment includes group preferred provider organization, or PPO, health maintenance organization, or HMO (including Medicare+Choice), exclusive provider organization, or EPO, and other products (principally point of service products and dental only coverage) as well as the Company’s New York City and New York State PPO business. The New York City and New York State PPO business accounts for approximately 35.5% and 34.1% of the Company’s earned premium for the three months and six months ended June 30, 2005.

The other insurance products and services segment consists of the Company’s traditional indemnity products, Medicare supplemental, individual hospital only, and hospital and medical products, state sponsored individual plans, government mandated individual plans and government contracts with Center for Medicare and Medicaid Services (CMS) to act as a fiscal intermediary for Medicare Part A program beneficiaries and as a carrier for Medicare Part B program beneficiaries.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

11. Segment Information (continued)

The reportable segments follow the Company’s method of internal reporting by products and services. Administrative expenses, investment income and other income, but not assets, are allocated to the segments. There are no intersegment sales or expenses.

	Commercial Managed Care	Other Insurance Products and Services	Total
Three months ended June 30, 2005
Revenues from external customers	$1,402,785	$228,091	$1,630,876
Investment income and net realized gains	19,960	3,110	23,070
Other expense	(70)	(9)	(79)
Income before income tax expense	80,388	38,413	118,801

Three months ended June 30, 2004
Revenues from external customers	$1,268,027	$219,608	$1,487,635
Investment income and net realized gains	12,937	3,526	16,463
Other expense	(24)	(3)	(27)
Income before income tax expense	78,240	15,936	94,176

Six months ended June 30, 2005
Revenues from external customers	$2,702,702	$454,579	$3,157,281
Investment income and net realized gains	35,275	6,210	41,485
Other expense	(160)	(23)	(183)
Income before income tax expense	181,313	51,809	233,122

Six months ended June 30, 2004
Revenues from external customers	$2,411,703	$442,640	$2,854,343
Investment income and net realized gains	28,070	6,024	34,094
Other revenue	150	26	176
Income before income tax expense	165,229	26,125	191,354

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

11. Segment Information (continued)

The following table presents our revenue from external customers by products and services:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Revenues from external customers:
Commercial managed care Premiums earned:
PPO	$766,056	$739,085	$1,447,634	$1,371,225
HMO	447,132	363,603	879,278	712,660
EPO	70,221	74,890	138,604	151,899
POS	24,685	9,203	46,310	15,971
Other	1,392	1,829	3,023	2,998
Administrative service fees	93,299	79,417	187,853	156,950

Total commercial managed care	1,402,785	1,268,027	2,702,702	2,411,703

Other insurance products and services:
Premiums earned:
Indemnity	56,058	57,665	114,011	113,444
Individual	125,559	117,403	247,293	240,980
Administrative service fees	46,474	44,540	93,275	88,216

Total other insurance products and services	228,091	219,608	454,579	442,640

Total revenues from external customers	$1,630,876	$1,487,635	$3,157,281	$2,854,343

Report of Independent Registered Public Accounting Firm

To the Board of Directors of WellChoice, Inc.

We have reviewed the consolidated balance sheet of WellChoice, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New York, New York

July 14, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of WellChoice, Inc. and its subsidiaries (collectively, the “Company”) for the six months ended June 30, 2005 and 2004. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission.

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

The discussion of risks described below and in “Item 1. – Business” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Form 10-K for the year ended December 31, 2004 contain certain cautionary statements regarding our business that investors and others should consider. These discussions are intended to take advantage of the “safe harbor” provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, in making these cautionary statements, we are not undertaking to address or update this discussion in future filings or communications regarding our business or operating results, and are not undertaking to address how any of these risks may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected our past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed in our communications.

Overview

We are the largest health insurance company in the State of New York based on total preferred provider organization, or PPO, and health maintenance organization, or HMO, membership. We service approximately five million members through our managed care and traditional indemnity products. We have licenses with the Blue Cross Blue Shield Association, a national trade association of Blue Cross Blue Shield licensees whose primary function is to promote and preserve the integrity of the Blue Cross Blue Shield names and marks, as well as to provide certain coordination among “Blue” plans relating to the provision of health care services to Blue plan members nationwide. Our licenses entitle us to the exclusive use of the Blue Cross and Blue Shield names and marks in ten New York counties in the New York City metropolitan area and in six counties in upstate New York, the non-exclusive right to use the Blue Cross and Blue Shield names and marks in one upstate New York county, the exclusive right to only the Blue Cross name and mark in seven upstate New York counties and the non-exclusive right to only the Blue Cross name in four upstate New York counties. We market our products and services using these names and marks in our New York service areas. We also market our managed care products in 16 counties in New Jersey under the WellChoice brand. Our PPO network is the largest provider network in our New York service area.

We offer our products and services to a broad range of customers, including large groups of more than 500 employees; middle market groups, ranging from 51 to 500 employees; small groups, ranging from two to 50 employees; and individuals. Over one million of our members are covered through our national accounts, generally large, multi-state companies, including many Fortune 500 companies. Our principal health products are offered both on an insured and self-funded, or administrative services only or ASO basis and, in some instances, a combination of insured and self-funded, which includes minimum premium arrangements. Minimum premium arrangements provide coverage under separate self-funded and insured group contracts. Benefit payments made under the self-funded contract, up to a pre-established limit, are the responsibility of the group, and accordingly, no premium is recorded by us for these payments. Benefit payments under the insured contract and charges for risk, profit and administration of the group’s benefit plan are recorded as premium. Groups enrolled under a combination of insured and self-funded arrangements are reported as insured members.

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

We report our operating results as two business segments: commercial managed care and other insurance products and services. Our commercial managed care segment accounted for 88.7% of our membership as of June 30, 2005. Our commercial managed care segment includes group PPO (including consumer directed health products), HMO (including Medicare+Choice), exclusive provider organization, or EPO, point of service, or POS, and other products (principally dental-only coverage) as well as our PPO business under our accounts with New York City and New York State. Our other insurance products and services segment consists of our indemnity and individual products. Our indemnity products include traditional indemnity products and government contracts with CMS to act as a fiscal intermediary and carrier. Our individual products include Medicare supplemental, state sponsored plans, government mandated individual plans and individual hospital-only and hospital and medical products. We allocate administrative expenses, investment income and other income, but not assets, to our segments. Except when otherwise specifically stated or where the context requires, all references in this document to our membership include both our insured and self-funded membership. Our New York City and New York State PPO account members are covered under insured plans.

For the six months ended June 30, 2005 and 2004, our PPO and HMO products accounted for 50.3% and 52.6%, respectively, and 30.6% and 27.3%, respectively, of our premiums earned. No other product or services accounted for 10% or more of our premiums earned.

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

Our business operates in a highly competitive environment, both in New York and New Jersey as well as nationally. Our largest competitors in the New York metropolitan area include national and regional health insurers, including UnitedHealth Group and its subsidiaries (including Oxford Health Plans which it acquired in July 2004), Aetna Inc., Health Insurance Plan of New York and Group Health Incorporated, and our competition for national accounts includes UnitedHealth Group, Cigna Corporation and Aetna as well as other “Blue” plans.

Recent Developments

On June 16, 2005, the Blue Cross Blue Shield Association adopted changes to the license agreements with independent plans, including WellChoice. See that portion of this Item 2 captioned “Liquidity and Capital Resources — Regulatory and Other Developments” for a discussion of these changes.

On June 20, 2005, the New York State Court of Appeals granted the defendants’ (including WellChoice) motion to dismiss the amended complaint in the action entitled Consumers Union of U.S., Inc. et. al. For a more detailed description of this action, see “Item 1. Legal Proceedings” of Part II of this report.

On July 13, 2005, the Governor of New York signed into law a bill that clarifies the role of the New York State Comptroller with respect to the sale of WellChoice stock by the New York Public Asset Fund, or the Fund. See “Item 5. Other Information” of Part II of this report for additional details regarding this legislation, NYS Insurance Law § 4301(j)(4)(P)-(R).

We recently received approval to sell our consumer directed health product with a health savings account, or HSA, to insured small groups.

Selected Membership Data and Results of Operations

The following table sets forth selected membership data as of the dates set forth below:

	June 30,		%
(members in thousands)	2005	2004	Change
Products and services:

Commercial managed care:

Group PPO, HMO, EPO, POS and other(1)(2)	2,631	2,479	6.1
New York City and New York State PPO	1,824	1,815	0.5

Total commercial managed care	4,455	4,294	3.7

Other insurance products and services:

Indemnity	366	373	(1.9)
Individual	204	213	(4.2)

Total other insurance products and services	570	586	(2.7)

Overall total	5,025	4,880	3.0

Customers:

Large group	3,002	2,945	1.9
Small group and middle market	490	455	7.7
Individuals	264	266	(0.8)
National accounts	1,269	1,214	4.5

Overall total	5,025	4,880	3.0

Funding type:

Commercial managed care:
Insured	2,705	2,644	2.3
Self-funded	1,750	1,650	6.1

Total commercial managed care	4,455	4,294	3.7

Other insurance products and services:

Insured	318	335	(5.1)
Self-funded	252	251	0.4

Total other insurance products and services	570	586	(2.7)

Overall total	5,025	4,880	3.0

(1)	Our HMO product includes Medicare+Choice. As of June 30, 2005 and 2004, we had approximately 60,000 and 54,000 members, respectively, enrolled in Medicare+Choice.
(2)	“Other” principally consists of our members enrolled in dental-only coverage.

As of June 30, 2005, total enrollment exceeds five million members, a 3.0% increase from June 30, 2004. The increase in overall enrollment was the result of a 3.7% increase in commercial managed care enrollment, offset by a 2.7% decrease in other insurance products and services enrollment. The net increase in overall enrollment was the result of:

•	Enrollment in group PPO, excluding New York City and New York State PPO, EPO and POS increased 4.6%, or 93,000 members. This increase was due to the addition of approximately 20,000 and 88,000 new self-funded large group and national accounts members, respectively, and net growth within existing PPO and EPO accounts of approximately 76,000 members. PPO enrollment was reduced by the cancellation of 82,000 members from a self-funded, retiree national account;

•	Group HMO enrollment increased 14.1% or approximately 45,000 members and 6,000 new members were enrolled in our Medicare+Choice product; and

•	Other insurance product and services enrollment decreased approximately 16,000 members due to an 11,000 membership decrease in the Medicare Supplemental product and enrollment declines in existing accounts.

Our self-funded enrollment increased 5.3% with the addition of 110,000 new self-funded account members (predominantly national accounts), the migration of approximately 12,000 members from insured business to self-funded plans and net growth within existing accounts, offset by the 82,000 members cancelled from the self-funded, retiree national account mentioned above. At June 30, 2005, self-funded accounts represented approximately 39.8% of our total enrollment, 39.3% of commercial managed care enrollment, and 44.2% of other insurance product and services enrollment. We expect self-funded enrollment to continue to increase through the ongoing migration of insured business to self-funded arrangements and new self-funded accounts. While this trend will reduce our insured premium and claim expense, we do not expect it to have a material impact on net income.

As of June 30, 2005, our New York State account covered approximately 998,000 members, or 19.9% of our total membership and 22.4% of our commercial managed care membership, and our New York City account covered approximately 826,000 members, or 16.4% of our total membership and 18.5% of our commercial managed care membership. We provide hospital-only coverage under both of these accounts. The pricing of our products provided to New York State and New York City has historically been renegotiated annually. With respect to the New York State account, effective January 1, 2003, we agreed to new administrative expense pricing covering a three-year period through December 31, 2005, though both parties retain the right to terminate the contract upon six months’ notice. For over three years, the New York City account has been subject to a competitive bid process in which we have participated, relating to a five-year contract. At this time, there is no official timetable for awarding the five-year contract. However, we agreed in May 2005 to a one-year contract extension with the New York City account through June 30, 2006. The loss of one or both of the New York State and New York City accounts would result in reduced membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

The table below sets forth results of operations for each of our segments for the periods indicated. The results of operations for the three months ended June 30, 2005 were impacted by the following: Cost of benefits provided decreased $37.7 million as a result of a settlement agreement with respect to our participation in certain state mandated risk pools (see Market Stabilization Pools). Cost of benefits provided and administrative expenses increased $15.0 million and $20.0 million, respectively, as a result of an increase of $35.0 million in reserves held for litigation matters (see footnote 9 to our consolidated financial statements). The impact of these items to our segment results for the three months ended June 30, 2005 were as follows:

•	Commercial managed care income before income taxes decreased $28.1 million, while other insurance products and services income before income taxes increased $30.8 million;

•	The total commercial managed care and commercial managed care excluding the New York City and New York State PPO medical loss ratios increased 0.7 and 0.9 percentage points, respectively;

•	The commercial managed care administrative expense ratio increased 1.3 percentage points;

•	The other insurance products and services medical loss ratio decreased 18.1 percentage points; and

•	The other insurance products and services administrative expense ratio increased 0.9 percentage points.

	Three months ended June 30,
($ in millions)	2005	2004
Commercial Managed Care:
Total revenue	$1,422.6	$1,281.0
Income before income taxes	$80.3	$78.3
Medical loss ratio:
Commercial managed care total	88.1%	87.8%
Commercial managed care, excluding New York City and New York State PPO(1)	84.8%	84.2%
Administrative expense ratio (2)	13.4%	12.6%

Other Insurance Products and Services:
Total revenue	$231.3	$223.1
Income before income taxes	$38.5	$15.9
Medical loss ratio	71.1%	81.6%
Administrative expense ratio (2)	27.9%	29.3%

(1)	We present the commercial managed care medical loss ratio, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums relative to claim expense than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total medical loss ratio is presented.

in that they are hospital-only accounts which have lower premiums relative to claim expense than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total medical loss ratio is presented.

(2)	As presented, our administrative expense ratio does not take into account a significant portion of our activity generated by self-funded, or ASO, business, which represents approximately 39.3% and 44.2% of our managed care and other insurance products and services members, respectively. Therefore, in the following table, we provide the information regarding premium equivalents and the administrative expense ratio on a “premium equivalent” basis because that ratio measures administrative expenses relative to the entire volume of insured and self-funded business serviced by us and is commonly used in the health insurance industry to compare operating efficiency among companies. Administrative expense ratio on a premium equivalent basis is calculated by dividing administrative expenses by “premium equivalents” for the relevant periods. Premium equivalents is the sum of premium earned, administrative service fees and the amount of paid claims attributable to our self-funded business pursuant to which we provide a range of customer services, including claims administration and billing and membership services. Claims paid for our self-funded health business is not our revenue. The premium equivalents for the periods indicated were as follows:

	Three months ended June 30,
($ in millions)	2005	2004
Commercial Managed Care:
Premiums earned	$1,309.5	$1,188.6
Administrative service fees	93.3	79.4
Claims paid for our self-funded health business	992.1	778.3

Premium equivalents	$2,394.9	$2,046.3
Administrative expense ratio, premium equivalent basis	7.9%	7.8%

Other Insurance Products and Services:
Premiums earned	$181.6	$175.1
Administrative service fees	46.5	44.5
Claims paid for our self-funded health business	106.1	110.4

Premium equivalents	$334.2	$330.0
Administrative expense ratio, premium equivalent basis	19.0%	19.5%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Total revenue increased 10.0%, or $149.8 million, to $1,653.9 million for the three months ended June 30, 2005, from $1,504.1 million for the three months ended June 30, 2004 primarily due to an increase in premium, administrative service fee revenue and investment income.

Premium revenue increased $127.4 million, or 9.3%, to $1,491.1 million for the three months ended June 30, 2005, from $1,363.7 million for the three months ended June 30, 2004. The increase in premium revenue was the result of growth in our commercial managed care segment. Commercial managed care premium revenue was $1,309.5 million for the three months ended June 30, 2005, a 10.2%, or $120.9 million increase compared to the three months ended June 30, 2004. The net increase in commercial managed care premium revenue was the result of the following:

•	Premium rate increases and membership growth contributed $106.6 million in additional revenue, primarily in our group HMO, Medicare+Choice and POS products;

•	An increase of approximately $29.7 million due to the increased cost of benefits provided and premium rate increases in our retrospectively rated New York City and New York State PPO accounts; and

•	A decrease in premium resulting from the conversion of large group accounts to minimum premium arrangements and the conversion of insured groups to self-funded arrangements. Although these conversions did not materially impact net income, they resulted in a reduction of premium revenue of approximately $15.4 million.

Other insurance products premium increased slightly to $181.6 million for the three months ended June 30, 2005, from $175.1 million for the three months ended June 30, 2004. The increase in other insurance products premium was the result of premium rate increases and growth in the Healthy New York program, a government mandated individual plan, offset by enrollment losses in most major product lines.

Minimum premium arrangements differ from our standard insurance product in that they have significantly lower premiums. The lower premiums associated with these arrangements distort our premium on a PMPM basis. Therefore, we present premium, on a PMPM basis for the three months ended June 30, 2005 and 2004 excluding minimum premium arrangements:

	Three Months Ended June 30,
	2005 (1)	2004 (2)	Change
Total	$168.01	$155.09	8.3%
Commercial managed care	$165.22	$152.49	8.3%
Commercial managed care excluding New York City and New York State PPO (3)	$320.43	$296.60	8.0%
Other insurance products and services	$191.16	$175.25	9.1%

(1)	Premium revenue on a PMPM basis, for the three months ended June 30, 2005, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding the New York City and New York State PPO, and Other insurance products and services were $164.54, $161.61, $296.52 and $189.27, respectively.

(2)	Premium revenue on a PMPM basis, for the three months ended June 30, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding the New York City and New York State PPO, and Other insurance products and services were $152.91, $150.31, $279.69 and $173.28, respectively.
(3)	We present commercial managed care premium, on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total PMPM premium is presented.

The increase in total and commercial managed care premium, on a PMPM basis, for the three months ended June 30, 2005 was the result of premium rate increases and increased cost of benefits provided on our retrospectively rated New York City and New York State PPO accounts. The PMPM premium increase in commercial managed care excluding the New York City and New York State PPO for the three months ended June 30, 2005 was the result of premium rate increases. Other insurance products and services PMPM premium increased for the three months ended June 30, 2005 due primarily to declining membership in lower priced products and rate increases.

Administrative service fee revenue increased 12.8%, or $15.9 million, to $139.8 million for the three months ended June 30, 2005, from $123.9 million for the three months ended June 30, 2004. The increase was primarily due to the following:

•	Approximately $12.0 million of the increase is attributable to new self-funded customers, growth within existing accounts, the migration from insured to self-funded products and rate increases;

•	Total BlueCard fees increased 12.8%, or $1.9 million, to $16.8 million for the three months ended June 30, 2005, from $14.9 million for the three months ended June 30, 2004 due to an increase in transaction volume; and

•	Administrative service fees attributable to our CMS contracts for the Medicare Part A and Part B programs increased $2.0 million or 6.4% to $33.1 million for the three months ended June 30, 2005 from $31.1 million for the three months ended June 30, 2004. The increase resulted from reimbursement for additional expenses attributable to administration of the CMS contracts.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income, of $20.1 million for the three months ended June 30, 2005 increased 51.1%, or $6.8 million, from the three months ended June 30, 2004. This increase was due to an increase in interest and dividend income resulting from higher invested balances, a larger concentration of long-term securities and an increase in short-term interest rates in 2005. Net realized gains of $3.0 million for the three months ended June 30, 2005 was due substantially to the sale of our equity interest in ActiveHealth Management, Inc. Net realized gains of $3.2 million for the three months ended June 30, 2004 were primarily the result of net gains on the sale of marketable securities.

Other expense, net for the three months ended June 30, 2005 was $0.1 million. There was no other income or expense for the three months ended June 30, 2004.

Total cost of benefits provided increased 8.2%, or $97.0 million, to $1,283.2 million for the three months ended June 30, 2005, from $1,186.2 million for the three months ended June 30,

2004. This reflects a 6.5% increase in costs of benefits provided on a PMPM basis and a 1.6% increase in member months. Cost of benefits provided under minimum premium arrangements only includes claim expense in excess of the pre-established limits covered under the insured contract. Benefit payments made up to a pre-established limit are the responsibility of the group and are covered under the self-funded contract.

Lower claim costs associated with minimum premium arrangements distort our claim expense on a PMPM basis. Therefore, we present cost of benefits provided, on a PMPM basis for the three months ended June 30, 2005 and 2004 excluding minimum premium arrangements. We also include under footnote 4 below a table that sets forth claims on a PMPM basis excluding the impact of the settlement agreement with respect to the market stabilization pools and the increase in litigation reserves.

	Three Months Ended June 30,
	2005(1)(4)	2004 (2)	Change
Total	$145.21	$135.32	7.3%
Commercial managed care	$146.30	$134.30	8.9%
Commercial managed care excluding New York City and New York State PPO (3)	$273.92	$250.93	9.2%
Other insurance products and services	$136.12	$143.29	(5.0)%

(1)	Cost of benefits provided on a PMPM basis, for the three months ended June 30, 2005, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding the New York City and New York State PPO and Other insurance products and services were $141.60, $142.43, $251.48 and $134.58, respectively.
(2)	Cost of benefits provided on a PMPM basis, for the three months ended June 30, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding the New York City and New York State PPO, and Other insurance products and services were $133.01, $131.95, $235.37 and $141.32, respectively.
(3)	We present commercial managed care cost of benefits provided on a PMPM basis excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the cost of benefits provided on a PMPM basis is presented.
(4)	Because of the magnitude of the settlement agreement with respect to the market stabilization pool and the increase in litigation reserves, the impact of these items also distort our claims on a PMPM basis. The table below presents claims on a PMPM basis excluding the impact of these items:

	Three Months Ended June 30,
	2005	2004	Change
Total	$147.78	$135.32	9.2%
Commercial managed care	$145.02	$134.30	8.0%
Commercial managed care excluding New York City and New York State PPO	$269.75	$250.93	7.5%
Other insurance products and services	$170.69	$143.29	19.1%

The total medical loss ratio decreased to 86.1% for the three months ended June 30, 2005, from 87.0% for the three months ended June 30, 2004. Cost of benefits provided for the three months ended June 30, 2005 was reduced by $22.7 million as a result of net claim credits due to the settlement agreement with respect to the market stabilization pool partially offset by increases in reserves held for litigation matters. The increase was driven by higher claim costs in retrospectively rated accounts in our other insurance products and services segments. Cost of benefits provided for the three months ended June 30, 2005 included $2.2 million of favorable prior period reserve development on prospectively rated contracts on a net basis. Cost of benefits provided for the three months ended June 30, 2004 included $3.0 million of unfavorable prior period reserve development on prospectively rated contracts on a net basis. The increase in total and commercial managed care cost of benefits provided, on a PMPM basis, for the three months ended June 30, 2005 was the result of medical cost increases particularly in outpatient costs.

Administrative expenses increased 12.6%, or $28.2 million, to $251.9 million for the three months ended June 30, 2005, from $223.7 million for the three months ended June 30, 2004, due to the following:

•	During the second quarter of 2005, we increased reserves held for litigation matters allocated to our self-funded business (predominantly commercial managed care) by $20.0 million;

•	Employee compensation and related benefit expenses increased $4.4 million due to higher staffing levels, increased incentive plan expenses and the amortization of restricted stock awards and restricted stock unit awards, partially offset by lower medical benefit costs;

•	Premium rate increases and growth in the small group and middle market customer segment increased broker commissions and premium taxes by $2.3 million; and

•	Professional service fees increased $1.5 million due to enrollment growth in certain medical management programs and new vendor fees incurred for administration of our consumer directed health plans, offset by lower expenses associated with our outsourcing arrangements.

Income from continuing operations before income taxes increased 26.1%, or $24.6 million, to $118.8 million for the three months ended June 30, 2005, from $94.2 million for the three months ended June 30, 2004. This improvement was primarily driven by commercial managed care membership and rate increases as well as a declining administrative expense ratio on a premium equivalent basis. Income tax expense of $44.2 million reduced net income to $74.6 million for the three months ended June 30, 2005. Income tax expense for the three months ended June 30, 2004 of $28.8 million includes a benefit of $5.7 million resulting from a settlement of a prior year IRS audit issue relating to the tax basis used in determining the gain or loss on the sale of our former corporate offices. Net income for the three months ended June 30, 2004 was $65.4 million.

The table below sets forth results of operations for each of our segments for the periods indicated. The results of operations for the six months ended June 30, 2005 were impacted by the following: Cost of benefits provided decreased $37.7 million as a result of a settlement agreement with respect to our participation in certain state mandated risk pools (see Market Stabilization Pools). Cost of benefits provided and administrative expenses increased $15.0 million and $20.0 million, respectively, as a result of an increase of $35.0 million in reserves held for litigation matters (see footnote 9 to our consolidated financial statements). The impact of these items to our segment results for the six months ended June 30, 2005 were as follows:

•	Commercial managed care income before income taxes decreased $28.1 million, while other insurance products and services income before income taxes increased $30.8 million;

•	The total commercial managed care and commercial managed care excluding the New York City and New York State PPO medical loss ratios increased 0.4 and 0.7 percentage points, respectively;

•	The commercial managed care administrative expense ratio increased 0.7 percentage points;

•	The other insurance products and services medical loss ratio decreased 9.1 percentage points; and

•	The other insurance products and services administrative expense ratio increased 0.4 percentage points.

($ in millions)	Six months ended June 30,
	2005	2004
Commercial Managed Care:
Total revenue	$2,737.7	$2,440.1
Income before income taxes	$181.1	$165.4
Medical loss ratio:
Commercial managed care total	87.4%	86.7%
Commercial managed care, excluding New York City and New York State PPO(1)	84.1%	82.9%
Administrative expense ratio (2)	13.3%	13.3%

Other Insurance Products and Services:
Total revenue	$460.9	$448.6
Income before income taxes	$52.0	$26.0
Medical loss ratio	78.3%	83.2%
Administrative expense ratio (2)	27.7%	28.9%

(1)	We present the commercial managed care medical loss ratio, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums relative to claim expense than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total medical loss ratio is presented.

(2)	As presented, our administrative expense ratio does not take into account a significant portion of our activity generated by self-funded, or ASO, business, which represents approximately 39.3% and 44.2% of our managed care and other insurance products and services members, respectively. Therefore, in the following table, we provide the information regarding premium equivalents and the administrative expense ratio on a “premium equivalent” basis because that ratio measures administrative expenses relative to the entire volume of insured and self-funded business serviced by us and is commonly used in the health insurance industry to compare operating efficiency among companies. Administrative expense ratio on a premium equivalent basis is calculated by dividing administrative expenses by “premium equivalents” for the relevant periods. Premium equivalents is the sum of premium earned, administrative service fees and the amount of paid claims attributable to our self-funded business pursuant to which we provide a range of customer services, including claims administration and billing and membership services. Claims paid for our self-funded health business is not our revenue. The premium equivalents for the periods indicated were as follows:

	Six months ended June 30,
($ in millions)	2005	2004
Commercial Managed Care:
Premiums earned	$2,514.9	$2,254.8
Administrative service fees	187.8	157.0
Claims paid for our self-funded health business	1,863.2	1,483.5

Premium equivalents	$4,565.9	$3,895.3
Administrative expense ratio, premium equivalent basis	7.9%	8.2%

Other Insurance Products and Services:
Premiums earned	$361.3	$354.4
Administrative service fees	93.3	88.2
Claims paid for our self-funded health business	214.7	228.9

Premium equivalents	$669.3	$671.5
Administrative expense ratio, premium equivalent basis	18.8%	19.0%

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Total revenue increased 10.7%, or $309.9 million, to $3,198.6 million for the six months ended June 30, 2005, from $2,888.7 million for the six months ended June 30, 2004 primarily due to an increase in premium, administrative service fee revenue and investment income.

Premium revenue increased $267.0 million, or 10.2%, to $2,876.2 million for the six months ended June 30, 2005, from $2,609.2 million for the six months ended June 30, 2004. The increase in premium revenue was the result of growth in our commercial managed care segment. Commercial managed care premium revenue was $2,514.9 million for the six months ended June 30, 2005, an 11.5% increase compared to the six months ended June 30, 2004. The net increase in commercial managed care premium revenue was the result of the following:

•	Premium rate increases and membership growth contributed $210.2 million in additional revenue, primarily in our HMO products;

•	An increase of approximately $80.1 million due to the increased cost of benefits provided and premium rate increases in our retrospectively rated New York City and New York State PPO accounts; and

•	A decrease in premium resulting from the conversion of large group accounts to minimum premium arrangements and the conversion of insured groups to self-funded arrangements. Although these conversions did not materially impact net income, they resulted in a reduction of premium revenue of approximately $30.2 million.

Other insurance products premium increased $6.9 million to $361.3 million for the six months ended June 30, 2005, from $354.4 million for the six months ended June 30, 2004. The increase in other insurance products premium was the result of premium rate increases and growth in the Healthy New York program, a government mandated individual plan, offset by enrollment losses in most major product lines.

Minimum premium arrangements differ from our standard insurance product in that they have significantly lower premiums. The lower premiums associated with these arrangements distort our premium on a PMPM basis. Therefore, we present premium, on a PMPM basis excluding minimum premium arrangements:

	Six Months Ended June 30,
	2005(1)	2004(2)	Change
Total	$162.06	$148.33	9.3%
Commercial managed care	$158.78	$144.94	9.5%
Commercial managed care excluding New York City and New York State PPO (3)	$316.07	$292.78	8.0%
Other insurance products and services	$189.07	$174.12	8.6%

(1)	Premium revenue on a PMPM basis, for the six months ended June 30, 2005, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO, and Other insurance products and services were $158.86, $155.47, $292.89 and $187.15, respectively.
(2)	Premium revenue on a PMPM basis, for the six months ended June 30, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO, and Other insurance products and services were $146.22, 142.80, $275.86 and $172.51, respectively.

(3)	We present commercial managed care premium, on a PMPM basis, excluding New York City and New York State PPO because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total PMPM premium is presented.

The increase in total and commercial managed care premium, on a PMPM basis, for the six months ended June 30, 2005 is the result of premium rate increases and increased cost of benefits provided on our retrospectively rated New York City and New York State PPO accounts. The PMPM premium increase in commercial managed care excluding the New York City and New York State PPO for the six months ended June 30, 2005 is the result of premium rate increases. Other insurance products and services PMPM premium increased for the six months ended June 30, 2005 due primarily to rate increases and declining membership in lower priced products and rate increases.

Administrative service fee revenue increased 14.6%, or $35.9 million, to $281.1 million for the six months ended June 30, 2005, from $245.2 million for the six months ended June 30, 2004. The increase was primarily due to the following:

•	Approximately $28.2 million of the increase is attributable to new self-funded customers, growth within existing accounts, the migration from insured to self-funded products and rate increases;

•	Total BlueCard fees increased 10.1%, or $2.9 million, to $31.7 million for the six months ended June 30, 2005, from $28.8 million for the six months ended June 30, 2004 due to an increase in transaction volume; and

•	Administrative service fees attributable to our CMS contracts for the Medicare Part A and Part B programs increased $4.8 million or 7.7% to $67.0 million for the six months ended June 30, 2005 from $62.2 million for the six months ended June 30, 2004. The increase resulted from reimbursement for additional expenses attributable to administration of the CMS contracts.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income of $37.9 million for the year six months ended June 30, 2005 increased 38.3%, or $10.5 million, from the six months ended June 30, 2004. This increase is due to a larger fixed income portfolio, a larger concentration of long-term securities and an increase in short-term interest rates in 2005. Net realized gains of $3.6 million for the six months ended June 30, 2005, were due substantially to the sale of our equity interest in ActiveHealth Management, Inc. and net gains on the sale of marketable securities held in our non-qualified employee benefit plans. Net realized gains for the six months ended June 30, 2005 were primarily the result of net gains on the sale of marketable securities.

Other expense, net for the six months ended June 30, 2005 was $0.2 million compared to other income, net of $0.2 million for the six months ended June 30, 2004.

Total cost of benefits provided increased 10.3%, or $231.4 million, to $2,480.5 million for the six months ended June 30, 2005, from $2,249.1 million for the six months ended June 30, 2004. This reflects a 8.7% increase in costs of benefits provided on a PMPM basis and a 1.5% increase in member months.

The lower claim costs associated with minimum premium arrangements distort our claim expense on a PMPM basis. Therefore, we present cost of benefits provided, on a PMPM basis excluding minimum premium arrangement. We also include under note (4) below a table that sets forth claims on a PMPM basis excluding the impact of the settlement agreement with respect to the market stabilization pools and the increase in litigation reserves.

	Six Months Ended June 30,
	2005(1)(4)	2004 (2)	Change
Total	$140.39	$128.27	9.5%
Commercial managed care	$139.43	$126.04	10.6%
Commercial managed care excluding New York City and New York State PPO (3)	$267.96	$244.04	9.8%
Other insurance products and services	$148.38	$145.23	2.2%

(1)	The cost of benefits provided, on a PMPM basis, for the six months ended June 30, 2005, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO, and Other insurance products and services were $137.00, $135.85, $246.32 and $146.65, respectively.
(2)	The cost of benefits provided, on a PMPM basis, for the six months ended June 30, 2005, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO, and Other insurance products and services were $126.04, $123.76, $228.71 and $143.55, respectively
(3)	We present commercial managed care cost of benefits provided on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the cost of benefits provided on a PMPM basis is presented.
(4)	Because of the magnitude of the settlement agreement with respect to the market stabilization pool and the increase in litigation reserves, the impact of these items also distort our claims on a PMPM basis. The table below presents claims on a PMPM basis excluding the impact of these items:

	Six Months Ended June 30,
	2005	2004	Change
Total	$141.68	$128.27	10.5%
Commercial managed care	$138.79	$126.04	10.1%
Commercial managed care excluding New York City and New York State PPO	$265.87	$244.04	8.9%
Other insurance products and services	$165.57	$145.23	14.0%

The total medical loss ratio of 86.2% for the six months ended June 30, 2005 is even with the six months ended June 30, 2004. Cost of benefits provided for the six months ended June 30, 2005 was reduced by $22.7 million as a result of net claim credits due to the settlement agreement with respect to the market stabilization pool partially offset by increases in reserves held for litigation matters. The increase was driven by higher claim costs in retrospectively rated accounts in our other insurance products and services segments. Cost of benefits provided for the six months ended June 30, 2005 and 2004 included $1.0 million and $2.3 million, respectively, of favorable prior period reserve development on prospectively rated contracts. The increase in total and commercial managed care cost of benefits provided, on a PMPM basis, for the six months ended June 30, 2005 was the result of medical cost increases particularly in outpatient facility and pharmacy costs.

Administrative expenses increased 8.2%, or $36.8 million, to $485.0 million for the six months ended June 30, 2005, from $448.2 million for the six months ended June 30, 2004, due to the following:

•	During the second quarter of 2005, we increased reserves held for litigation matters allocated to our self-funded business (predominantly commercial managed care) by $20.0 million;

•	Employee compensation and related benefit expenses increased $14.3 million due to higher staffing levels, increased incentive plan expenses and the amortization of restricted stock awards and restricted stock unit awards, partially offset by lower medical benefit costs; and

•	Premium rate increases and membership growth in the small group and middle market customer segment increased broker commissions $4.3 million.

Income from continuing operations before income taxes increased 21.8%, or $41.7 million, to $233.1 million for the six months ended June 30, 2005, from $191.4 million for the six months ended June 30, 2004. This improvement was primarily driven by commercial managed care membership and rate increases and an improved administrative expense ratio. Income tax expense of $87.6 million reduced net income to $145.5 million for the six months ended June 30, 2005. Income tax expense for the six months ended June 30, 2004 of $66.7 million includes a benefit of $5.7 million resulting from the settlement of a prior year IRS audit issue relating to the tax basis used in determining the gain or loss on the sale of our former corporate office. Net income for the six months ended June 30, 2004 was $124.7 million.

Liquidity and Capital Resources

WellChoice is a holding company and depends on its subsidiaries for cash and working capital to pay expenses. WellChoice receives cash from its subsidiaries from administrative and management service fees, as well as tax sharing payments and dividends. Since we converted to a for-profit company in 2002 through June 30, 2005, WellChoice has received dividends of $685.0 million from its subsidiaries, including a $125.0 million dividend paid to WellChoice in February 2005. In July 2005, the New York State Superintendent of Insurance approved WellChoice’s request for payment of a $75.0 million dividend by its subsidiaries which was paid on July 28, 2005. These dividends have been accounted for as an equity transfer from a subsidiary to the parent of a consolidated group. WellChoice intends to continue to seek additional dividends from Empire and its other regulated subsidiaries. There can be no assurance that the Superintendent or other state regulators will grant approval for the applicable regulated subsidiary to pay future dividends.

At June 30, 2005, the stand alone balance sheet of WellChoice was comprised of the following: total investments and cash and cash equivalents of $731.0 million, investment in subsidiaries, receivables and other assets of $1,324.4 million, accounts payable and accrued expenses of $61.4 million, capital lease obligations and other liabilities of $158.4 million and stockholders’ equity of $1,835.6 million.

Our subsidiaries’ primary source of cash is from premiums and fees received and investment income. The primary uses of cash include healthcare benefit expenses and administrative expenses, which includes brokers’ and agents’ commissions. We generally receive premium revenues in advance of anticipated claims for related healthcare services.

Our investment policies are designed to provide liquidity to meet anticipated payment obligations and to preserve principal. We believe the composition of our marketable investment portfolio is conservative, consisting primarily of high-rated, fixed income securities with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. Our fixed income portfolio is comprised of U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. The average credit rating of our fixed income portfolio as of June 30, 2005 was “AA+.” A portion of the fixed income portfolio is designated as short-term and is intended to cover near-term cash flow needs. Our marketable equity portfolio as of June 30, 2005 consisted of an investment in a mutual fund indexed to the S&P 500, our common stock investments and equity investments held in our nonqualified deferred compensation plans. As of June 30, 2005 our marketable equity portfolio was 3.0% of the total marketable investment portfolio.

In October 2004, we renewed our existing credit and guaranty agreement with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which provides us with a credit facility. We are able to borrow under the credit facility, subject to customary conditions, for general working capital purposes. The total outstanding amounts under the credit facility cannot exceed $100.0 million. The facility has a term of 364 days with a current maturity date of October 15, 2005, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at our option, at The Bank of New York’s prime commercial rate (or, if greater, 0.50% plus the federal funds rate) as in effect from time to time plus a margin of between zero and 0.75%, or LIBOR plus a margin of between 0.875% and 2.0%, with the applicable margin to be determined based on our financial strength rating. As of June 30, 2005, there were no funds drawn against this line of credit.

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

Six months ended June 30, 2005 compared to Six Months ended June 30, 2004

Cash flows from operating activities increased $75.4 million to $241.7 million for the six months ended June 30, 2005 from $166.3 million for the six months ended June 30, 2004. The net increase in operating cash flow was primarily due to the following:

•	Membership growth and premium rate increases resulted in approximately $300.6 million in additional cash flow for the six months ended June 30, 2005 when compared to the six months ended June 30, 2004;

•	Increased cost of benefits resulted in additional payments of $278.2 million for the six months ended June 30, 2005 when compared to the six months ended June 30, 2004;

•	During the six months ended June 30, 2005, we received approximately $21.4 million in Market Stabilization (Medicare Supplemental) and Stop Loss Pool distributions compared to $17.8 million received during the six months ended June 30, 2004;

•	Increased self-funded membership and increased BlueCard transaction fees generated $12.3 million in additional cash flow for the six months ended June 30, 2005 when compared to the six months ended June 30, 2004;

•	Payments for administrative expenses decreased $10.7 million for the six months ended June 30, 2005 when compared to the six months ended June 30, 2004. The decrease is due to severance and stay bonus payments made in 2004 related to restructuring activities undertaken during the fourth quarter of 2002 and the timing of administrative expense payments;

•	A reduction in our managed cash overdraft liability, which represents our outstanding check liability, resulted in cash outflow of $18.9 million for the six months ended June 30, 2005 compared to cash outflow of $14.2 million for the six months ended June 30, 2004;

•	Advanced premium liability related to our New York State account increased $57.8 million to $184.0 million for the six months ended June 30, 2005 compared to an increase of $42.6 million for the six months ended June 30, 2004; and

•	Cash receipts from interest and dividends increased $11.6 million to $37.4 million for the six months ended June 30, 2005 from $25.8 million for the six months ended June 30, 2004.

Cash used in investing activities of $250.8 million for the six months ended June 30, 2005 represents a decrease of $140.9 million compared to cash used in investing activities of $109.9 million for the six months ended June 30, 2004. The increase in cash used is primarily attributed to investing cash flows from operations and maturing securities in long-term investments.

Net cash provided by financing activities of $1.0 million for the six months ended June 30, 2005 consists of cash inflows from employee stock compensation programs of $3.5 million offset by payments of $2.5 million for capital lease obligations.

Market Stabilization Pools

The New York State Community Rating Law requires insurers and HMOs writing small employer (groups with fewer than 50 eligible employees) and individual (non-group) business to participate in certain market stabilization pools established primarily for the purpose of spreading claim risk among carriers. Under the Community Rating Law there are two major Pools: a pool for direct pay and small group contracts excluding Medicare Supplemental contracts (“Non-Med Supp Pool”) and a pool for Medicare Supplemental contracts (“Med Supp Pool”). Both Pools operate on a calendar year basis. Distributions from the Med Supp Pool are current, except for 1998 and 1999, for which partial distributions have been made. Distributions from the Non-Med Supp Pool have been made only through 1998.

On June 29, 2005, the Company entered a final settlement agreement with the New York State Department of Insurance (the “Department”) for contributions and distributions related to its participation in the Non-Med Supp Pool for pool years 1999-2005. As a result of this agreement, the Company will receive a net payment from the pool of $37.7 million. At June 30, 2005, pool recoverables related to this agreement included in miscellaneous receivables were $47.2 million and pool payables included in other liabilities were $9.4 million. In addition, the agreement calls for the Department to develop a new risk spreading methodology for the Non-Med Supp Pool for 2006 and beyond which will be implemented on a prospective basis, with at least 90 days notice to allow plans to make appropriate adjustments to their premium rates.

Regulatory and Other Developments

Empire is subject to capital and surplus requirements under the New York insurance laws and the capital and surplus licensure requirements established by the Blue Cross Blue Shield Association. Each of these standards is based on the NAIC’s RBC Model Act, which provides for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital. The capital and surplus level required to meet the minimum requirements under the New York insurance laws and Blue Cross Blue Shield Association licensure requirements applicable to Empire is 200% of Risk-Based Capital Authorized Control Level. As of June 30, 2005, Empire exceeded the New York minimum capital and surplus requirements and the Blue Cross Blue Shield Association capital and surplus licensure requirements.

Capital and surplus requirements for Empire HealthChoice HMO, Inc., our HMO subsidiary which is directly owned by Empire, are regulated under a different method set forth in the New York Department of Health’s HMO regulations. The regulations require that Empire HealthChoice HMO currently maintain reserves of five percent of its annual premium income. As of June 30, 2005, Empire HealthChoice HMO, with respect to its operations in New York, met the financial reserve standards of the New York Department of Health. In June 2005, the Department of Health adopted revised regulations that increase the required reserves gradually over the next eight years to twelve and one half percent of annual premium income. The regulations affect all HMOs and we expect we will meet the revised standards. Empire HealthChoice HMO is also subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement that is applicable to Empire and as of June 30, 2005, Empire HealthChoice HMO, satisfied that requirement.

Our New Jersey operations are not subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement. At June 30, 2005, WellChoice Insurance of New Jersey met the minimum capital and surplus requirements of the New Jersey Department of Banking and Insurance.

Regulation of financial reserves for insurers and HMOs is a frequent topic of legislative and regulatory scrutiny and proposals for change. It is possible that the method of measuring the adequacy of our financial reserves could change and that could affect our financial condition. However, any such change is likely to affect all insurers and HMOs in the state where the change occurs.

The ability of our insurance and HMO subsidiaries to pay dividends to us is subject to regulatory requirements, including state insurance laws and health department regulations and regulatory surplus or admitted asset requirements, respectively. These laws and regulations require the approval of the applicable state insurance department or health regulators in order to pay any proposed dividend over a certain amount. In June 2005, the New York Department of Health’s revised regulations relating to HMOs also modified the requirements relating to dividends to make the requirements identical to those for accident and health insurers in New York such as Empire. Under the revised regulations, dividends from Empire HealthChoice HMO to Empire that exceed the lesser of 10% of the net worth of Empire HealthChoice HMO or 100% of its adjusted net investment income for the prior 12 month period are subject to review and approval by the Commissioner of the New York Department of Health with the advise of the Superintendent of the New York State Insurance Department. Dividend payments by our New Jersey insurance company, WellChoice Insurance of New Jersey, or by our New Jersey HMO, which is operated by Empire HealthChoice HMO under the name WellChoice HMO of New Jersey, are subject to approval by the New Jersey Department of Banking and Insurance if the proposed dividends, together with other dividends paid by either of these entities respectively within the prior 12 month period, exceeds the greater of 10% of its surplus to policyholders, or net income not including realized capital gains.

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

The Blue Cross and Blue Shield license agreements also contain other requirements and restrictions regarding our operations and our use of the Blue Cross and Blue Shield names and marks and these requirements and restrictions could limit our ability to grow our business through acquisitions. The requirements and restrictions contained in the license agreements are subject to change from time to time. New requirements or restrictions could have a material adverse effect on our business, results of operations and financial condition. Upon the occurrence of any event causing termination of the license agreements, we would cease to have the right to use the Blue Cross and Blue Shield names and marks in our Blue Cross Blue Shield licensed territory, which would have a material adverse effect on our business. Events which could result in termination of our license agreements include, among others:

•	failure to meet the minimum surplus and liquidity levels;

•	a change of control not otherwise approved by the Blue Cross Blue Shield Association;

•	a violation of the Blue Cross Blue Shield Association ownership limitations on our capital stock, including any amendment to the voting trust and divestiture agreement to which the Company and The New York Public Asset Fund are parties that is not approved by the Association or the failure of the Fund to reduce its stockholdings to the ownership limits within the timeframes set forth in the agreement; or

•	failure to maintain minimum “health revenue,” as defined in the Blue Cross Blue Shield license agreement, attributable to services and products branded with the Blue Cross and Blue Shield marks.

As a licensee, we are also subject to membership standards and other rules adopted from time to time by the Association. On June 16, 2005, the Association adopted changes to its Membership Standards and License Agreements with its independent plans, including WellChoice. Specifically, the Association adopted the following requirements:

•	At least two thirds of the health revenue (described below) of a Blue Cross Blue Shield Plan, on a national basis, must be attributable to services and products branded with the Blue Cross and Blue Shield marks. Previously, at least 80% of health revenues within a plan’s licensed territory had to be branded, but there were no restrictions on a plan outside of its licensed territory.

•	Expanded the definition of “health revenue” to include revenue from the delivery of medical services and the sale of health care products, in addition to the revenue from health insurance premiums, administrative service fees (and claims paid for self-funded business) and the delivery of hospital services. “Health care products” is defined to include all tangible health related goods that a plan may cover in its insurance business, including pharmaceuticals, biologics, and medical equipment and devices.

These changes limit our ability to expand into other geographic areas on an unbranded basis in the health insurance and related industries.

In addition, the Association increased the reestablishment fee that a plan licensed by the Association must pay to the Association in the event its license agreement with the Association is terminated (with limited exceptions) from $25 per member to $80 per member for 2005. The new provisions provide for annual inflation adjustments to this amount starting January 1, 2006. This increase in the reestablishment fee will make it more expensive for a non-Blue plan to acquire a Blue plan and terminate the license, thereby limiting the likelihood that we may be acquired by a non-Blue entity.

Health Care Reform Act. The New York State Health Care Reform Act, or HCRA, governs hospital rates in New York and eliminated the former state rate-setting system upon its adoption in 1997. The legislation was scheduled to expire on June 30, 2005, but was extended through June 30, 2007 as part of the recently enacted 2005-2006 New York State Fiscal Year Budget. HCRA allows hospitals and health insurance companies to negotiate hospital rates and also provides certain funding streams for public goods, including graduate medical expenses and charity care. Graduate medical education expenses are subsidized through a monthly per covered life assessment on insurers, HMOs and self-funded plans. Compensation for hospital bad debts and charity care and certain other programs are funded by a surcharge on hospital services. We pay the surcharge directly to a State-run pool. The new legislation modestly increases the authorized surcharges on hospital services for services provided beginning on January 1, 2006.

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

Cost of Benefits Provided

Cost of benefits provided includes claims paid, claims in process and pending, and an estimate for unreported claims for charges for healthcare services for insured members during the period. These costs include payments to primary care physicians, specialists, hospitals, pharmacies, outpatient care facilities and the costs associated with administering such care. Costs of benefits are recorded net of retained pharmacy rebates, coordination of benefits and Market Stabilization and Stop Loss pool recoveries.

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

The Unpaid Claims and Claims Adjustment Expense shown in our balance sheet as of June 30, 2005 consisted of the following components ($ in millions):

Pending and incurred but not yet reported, or IBNR, claims	$707.9
Claim adjustment expense reserve	18.6
Other claim related reserves	28.6

Total	$755.1

As reflected in this table, approximately 94% of the liability for Unpaid Claims and Claims Adjustment Expense is for pending and IBNR claims. Of the estimate for pending and IBNR claims, approximately 75% is for claims incurred in the most recent three months. Estimates of these three months claims are based on projected PMPM costs and the actual member counts during this period. The following table presents the impact on Unpaid Claims and Claims Adjustment Expense of changes in the annualized cost trend underlying the projected PMPM costs for the most recent three months.

Increase/(Decrease) in Claim Cost Trend (bp)	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(300)	$(34.7)
(200)	(23.1)
(100)	(11.6)
100	11.5
200	23.1
300	34.7

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

Increase/(Decrease) in Completion Factor (bp)	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(30)	$46.6
(20)	31.1
(10)	15.5
10	(10.9)
20	(19.4)
30	(26.6)

It should be noted that the dollar amounts shown in the tables above would not necessarily flow directly to income from continuing operations. In prospectively rated business, we are at risk for negative experience – where actual claim costs and other expenses are greater than those expected—and benefit from positive experience – where claim costs and other expenses are less than those expected. By contrast, in retrospectively rated business, the customer is primarily at risk. Generally speaking, only the portion of the reserve change which affects prospectively rated business impacts income from continuing operations. At June 30, 2005, approximately 47% of the $707.9 million of reserve for Pending and IBNR claims were held for prospectively rated business.

We believe that the recorded unpaid claim liability is adequate to cover our ultimate liability for unpaid claims as of June 30, 2005. Actual claim payments and other items may differ from our estimates. Assuming a hypothetical 1% difference between our June 30, 2005 estimates of unpaid claims and actual claims payable for our prospectively rated business, net income from continuing operations for the six months ended June 30, 2005, would increase or decrease by approximately $2.2 million and earnings per share would increase or decrease by approximately $0.03 per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our fixed maturity and marketable equity securities are subject to the risk of potential losses from adverse market conditions. To manage the potential for economic losses, we regularly evaluate certain risks, as well as the appropriateness of the investments, to ensure the portfolio is managed within its risk guidelines. The result is a portfolio that is well-diversified. Our primary risk exposures are changes in market interest rates, credit quality and changes in equity prices. The market value of our investments varies from time to time depending on economic and market conditions. Our investment portfolio is not significantly concentrated in any particular industry or geographic region.

Interest Rate Risk

Interest rate risk is defined as the potential for economic losses on fixed-rate securities due to an adverse change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and policyholders’ surplus. Further, we do not engage in the use of derivatives to manage interest rate risk. A hypothetical increase in interest rates of 100 basis points would result in an estimated decrease in the fair value of the fixed income portfolio at June 30, 2005 of approximately $43.2 million.

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

Equity Price Risk

Equity price risk for stocks is defined as the potential for economic losses due to an adverse change in equity prices. Equity risk exposure is managed through our investment in an indexed mutual fund. Specifically, we are invested in the ML S&P 500 Index LLC, which is an S&P 500 index mutual fund, resulting in a well-diversified and liquid portfolio that replicates the risk and performance of the broad U.S. stock market. We also hold direct common stock investments and equity investments in our non-qualified employee benefit plans. We estimate our equity price risk from a hypothetical 10% decline in the S&P 500 and the relative effect of that decline in the value of our marketable equity portfolio at June 30, 2005 to be a decrease in fair value of $5.5 million.

Fixed Income Securities

Our fixed income strategy is to construct and manage a high quality, diversified portfolio of securities. Additionally, our investment policy establishes minimum quality and diversification requirements resulting in an average credit rating of approximately “AA+.” The average duration of our portfolio as of June 30, 2005 was 2.3 years.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Consumers Union of the U.S., Inc. et. al. On June 20, 2005, the New York State Court of Appeals concluded that the plaintiffs’ allegations in the action entitled Consumers Union of U.S., Inc. et. al were legally insufficient to support any cognizable cause of action and accordingly granted the defendants’ (including WellChoice) motion to dismiss the amended complaint, which sought to invalidate the Conversion Legislation and rescind the initial public offering, and otherwise affirmed the Appellate Division’s order affirming the dismissal of all other causes of action. For more information on the Conversion litigation, see our Current Report on Form 8-K, filed June 20, 2005 and incorporated herein by reference.

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

The plaintiffs have subsequently amended their complaint, adding several medical societies as additional plaintiffs and a cause of action based upon an assignment of benefits, adding several additional defendants including WellChoice, Inc. and two of its other subsidiaries, WellChoice Insurance of New Jersey, Inc. and Empire HealthChoice HMO, Inc. and dropping their direct RICO claim, but instead base their RICO claim solely on a conspiracy theory.

In October 2003, the action was transferred to District Court Judge Federico Moreno, who also presides over Shane v. Humana, et al., a class-action lawsuit brought against other insurers and HMOs on behalf of health care providers nationwide. The Thomas case involves allegations similar to those made in the Shane action. In the Shane case, the 11th Circuit Court of Appeals, on September 1, 2004, upheld class certification as to RICO related claims but decertified a class as to state law claims. On October 15, 2004, the Shane defendants filed a petition for a writ of certiorari, seeking U.S. Supreme Court review of the 11th Circuit decision. The U.S. Supreme Court has declined to take the case and, therefore, the 11th Circuit decision stands.

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on October 4, 2004, which are still pending before the court. Meanwhile, class certification discovery is almost complete. Plaintiffs’ motion for class certification was served on December 31, 2004 and our response was served on March 15, 2005. We are awaiting further direction from the court as to whether oral argument will be heard on the motion for class certification. In addition, Plaintiffs recently filed a motion to open merits discovery before the court rules on the pending class certification motion. The discovery motion has been fully briefed and argued and we are awaiting a decision.

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

On June 14, 2004, the court ordered the commencement of discovery. The defendants filed motions to dismiss on August 27, 2004 which are pending before the court. Meanwhile, class certification discovery is winding down. Plaintiffs’ motion for class certification was served on January 17, 2005 and our response was served on April 5, 2005. We are awaiting further direction from the court as to whether oral argument will be heard on the motion for class certification. In addition, Plaintiffs recently filed a motion to open merits discovery before the court rules on the pending class certification motion. The discovery motion has been fully briefed and argued and we are awaiting a decision.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)
April 7-25, 2005	1,965	$57.79
May 7-25, 2005	2,018	$57.30
June 7-25, 2005	1,941	$62.86

Total	5,924	$59.28

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its annual meeting of stockholders on May 18, 2005 and solicited votes by proxy in connection with such meeting.

(b) The following matters were approved by the stockholders:

(i) The approval of management’s nominees as Class III Directors to the Board of Directors with the nominees receiving the following votes:

	FOR	WITHHELD
John F. McGillicuddy	77,003,610	2,418,988
Frederick O. Terrell	79,392,174	30,424
John R. Gunn	78,020,051	1,402,547
Hermes L. Ames, III	79,392,240	30,358
Louis R. Tomson	79,369,070	53,528

(ii) The ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2005. The proposal received 75,151,469 votes in favor and 91,628 against. There were also 4,179,501 abstentions.

Item 5. Other Information.

On July 13, 2005, the Governor of New York signed into law a bill which clarifies the role of the New York State Comptroller with respect to the sale of WellChoice stock by the Fund. The legislation, NYS Insurance Law § 4301(j)(4)(P)-(R), specifically provides that the Comptroller does not have authority to review any contracts relating to underwriting agreements, pricing agreements or other documents relating to the sale of stock or stock offering entered into by the Fund with respect to the sale of our stock. The Fund does, however, have to submit vendor contracts for consulting and professional services to the Comptroller for review and approval. With respect to all contracts recommended or entered into by the Fund prior to June 23, 2005, they are deemed approved and do not need to be submitted to the Comptroller.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits to this report are being filed with this report (other than Exhibit 32.1 and 32.2, which are being furnished with this report):

Exhibit No.	Description
10.10(a)	Form of Blue Cross License Agreement, as amended

10.11(a)	Form of Blue Shield License Agreement, as amended

15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Current Reports on Form 8-K.

On April 27, 2005, we filed with the Commission a Current Report on Form 8-K dated April 27, 2005, disclosing under “Item 2.02 - Results of Operations and Financial Condition” and “Item 7.01 - Regulation FD Disclosure” our earnings for the 2005 first quarter.

On May 19, 2005, we filed with the Commission a Current Report on Form 8-K dated May 18, 2005, disclosing information under “Item 1.01 – Entry into Material Definitive Agreement” relating to our director compensation policy for non-employee directors and under

“Item 7.01 – Regulation FD Disclosure,” relating to actions taken at the Company’s Annual Meeting of Stockholders and, additionally, disclosing that members of management would be meeting with investors and analysts from time to time from May 19, 2005 to June 18, 2005 and during those meetings would reaffirm the Company’s publicly disclosed 2005 financial expectations.

On May 26, 2005, we filed with the Commission a Current Report on Form 8-K dated May 25, 2005, disclosing under “Item 7.01 - Regulation FD Disclosure” the entry by the Company’s primary operating subsidiary into a contract extension with the City of New York.

On June 20, 2005, we filed with the Commission a Current Report on Form 8-K dated June 20, 2005, disclosing under “Item 1.01 – Entry into Material Definitive Agreement” relating to the adoption by the Blue Cross Blue Shield Association of changes to its Membership Standards and License Agreements with its independent plans, including WellChoice, and under Item 8.01 – “Other Events,” relating to the New York State Court of Appeals decision dismissing the Consumers’ Union case. Our license agreements with the Blue Cross Blue Shield Association, as amended, are being filed herewith as Exhibits 10.10(a) and 10.10(b), respectively, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2005	WELLCHOICE, INC.
(Registrant)

	By:	/s/ John W. Remshard
John W. Remshard
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
10.10(a)	Form of Blue Cross License Agreement, as amended

10.11(a)	Form of Blue Shield License Agreement, as amended

15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002