Form 10-Q
period 2005-09-30
WELLCHOICE INC
filed 2005-10-26
CIK 1184702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 84,287,365 shares of common stock, $0.01 par value, and one share of Class B common stock, $0.01 par value per share, as of October 24, 2005.

WellChoice, Inc and Subsidiaries

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
	(In thousands)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: $1,718,180 and $1,374,592)	$1,687,953	$1,361,832
Marketable equity securities, at fair value (cost: $44,671 and $43,774)	58,434	53,430
Short-term investments	231,648	170,577
Other long-term equity investments	19,418	18,624

Total investments	1,997,453	1,604,463
Cash and cash equivalents	824,155	758,518

Total investments and cash and cash equivalents	2,821,608	2,362,981

Receivables:
Billed premiums, net	93,232	107,575
Accrued premiums	348,238	340,838
Other amounts due from customers, net	125,639	125,754
Notes receivable, net	13,276	12,665
Accrued investment income	14,878	10,763
Miscellaneous, net	115,163	73,195

Total receivables	710,426	670,790

Property, equipment and information systems, net of accumulated depreciation	103,498	107,120
Prepaid pension expense	63,794	60,682
Deferred taxes, net	115,234	157,723
Other	30,466	30,803

Total assets	$3,845,026	$3,390,099

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	September 30, 2005	December 31, 2004
	(Unaudited)
	(In thousands, except share and per share data)
Liabilities and stockholders’ equity
Liabilities:
Unpaid claims and claims adjustment expense	$789,182	$678,814
Unearned premium income	145,387	138,722
Managed cash overdrafts	201,248	215,357
Accounts payable and accrued expenses	88,161	67,405
Advance deposits	245,494	160,553
Group and other contract liabilities	89,940	99,349
Postretirement benefits other than pensions	144,042	144,577
Obligations under capital lease	40,190	44,004
Other	189,720	158,993

Total liabilities	1,933,364	1,707,774

Stockholders’ equity:
Common stock, $0.01 par value, 225,000,000 shares authorized; shares issued and outstanding 2005—84,248,179; 2004—84,047,152	842	840
Class B common stock, $0.01 per share value, one share authorized; one share issued and outstanding	—	—
Preferred stock, $0.01 per share value, 25,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	1,286,349	1,275,160
Retained earnings	630,028	408,759
Unearned restricted stock compensation	(4,464)	(9,904)
Accumulated other comprehensive (loss) income	(1,093)	7,470

Total stockholders’ equity	1,911,662	1,682,325

Total liabilities and stockholders’ equity	$3,845,026	$3,390,099

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
	(In thousands, except share and per share data)
Revenue:
Premiums earned	$1,505,668	$1,305,897	$4,381,821	$3,915,074
Administrative service fees	140,677	128,339	421,805	373,505
Investment income, net	22,547	15,859	60,473	43,264
Net realized investment gains	564	861	4,123	7,550
Other income (expense), net	120	43	(63)	219

Total revenue	1,669,576	1,450,999	4,868,159	4,339,612

Expenses:
Cost of benefits provided	1,314,480	1,122,593	3,794,932	3,371,702
Administrative expenses	234,188	228,590	719,197	676,740

Total expenses	1,548,668	1,351,183	4,514,129	4,048,442

Income before income taxes	120,908	99,816	354,030	291,170
Income tax expense	45,131	37,921	132,761	104,658

Net income	$75,777	$61,895	$221,269	$186,512

Basic net income per common share	$0.90	$0.74	$2.64	$2.23
Diluted net income per common share	0.89	0.74	2.61	2.23
Shares used to compute basic net income per common share based on weighted average shares outstanding	83,812,475	83,559,141	83,735,354	83,514,673
Shares used to compute diluted net income per common share based on weighted average shares outstanding	84,993,537	83,908,346	84,734,569	83,832,419

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income	$221,269	$186,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,066	29,138
Net realized gain on sales of investments	(4,123)	(7,550)
Provision (credit) for doubtful accounts	1,930	(3,923)
Accretion of discount, net	1,001	1,596
Equity in earnings of other long-term equity investments	(160)	(2,369)
Deferred income tax expense	47,100	47,816
Other	(3,112)	(10,429)
Changes in assets and liabilities:
Billed and accrued premiums receivables	5,326	(42,561)
Other customer receivable	(8,981)	(510)
Long-term notes receivable	(611)	250
Accrued investment income	(4,115)	(1,661)
Miscellaneous receivables	(42,036)	(4,335)
Other assets	8,911	(1,286)
Unpaid claims and claims adjustment expenses	110,368	72,112
Unearned premium income	6,665	(35,830)
Managed cash overdrafts	(14,110)	(23,782)
Accounts payable and accrued expenses	24,985	(23,057)
Advance deposits	84,941	43,195
Group and other contract liabilities	(9,409)	(10,448)
Postretirement benefits other than pensions	(534)	3,285
Other liabilities	29,121	(2,139)

Net cash provided by operating activities	482,492	214,024

Cash flows from investment activities
Purchases of property, equipment and information systems	(19,049)	(25,152)
Proceeds from sale of property, equity and information systems	—	16
Purchases of available for sale investments	(942,901)	(1,086,744)
Proceeds from sales and maturities of available for sale investments	541,901	900,475

Net cash used in investing activities	(420,049)	(211,405)

Cash flows from financing activities
Decrease in capital lease obligations	(3,814)	(3,201)
Proceeds from exercise of stock options and employee stock purchase plan, net of treasury stock repurchases	5,864	—
Excess tax benefits on stock compensation	1,144	—

Net cash provided by (used in) financing activities	3,194	(3,201)

Net change in cash and cash equivalents	65,637	(582)
Cash and cash equivalents at beginning of period	758,518	697,518

Cash and cash equivalents at end of period	$824,155	$696,936

Supplemental disclosure
Income taxes paid	$80,217	$60,850

See notes to consolidated financial statements.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2005

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

On June 21, 2004, the Fund sold 9,075,000 shares of common stock in a secondary public offering. The Company did not receive any proceeds from the offering. At September 30, 2005, the Fund owned 52,001,903, or 61.7% of the shares of common stock issued and outstanding.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

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

Total comprehensive income for the three and nine months ended September 30, 2005 is $67,255 and $212,705, respectively. Total comprehensive income for the three and nine months ended September 30, 2004 is $72,926 and $182,706, respectively.

3. Recent accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim period of the first fiscal year beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the SEC adopted a new rule amending the compliance dates to phase-in the implementation of SFAS 123R. The SEC requires the fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter 2006, beginning January 1, 2006. The Company anticipates adopting the prospective method and expects that the adoption of SFAS 123R will have an impact similar to the current pro forma disclosure for existing options under SFAS 123. In addition, the Company does not expect that the expense associated with the future grants derived from the fair value model selected, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

4. Capital Stock (continued)

The Company grants shares of the Company’s stock as restricted stock awards to certain eligible executives valued at the fair value of the stock on the grant date with no cost to the employee. These restricted stock awards generally vest over a three-year period. The fair value of these awards is amortized to compensation expense over the vesting period. Administrative expense for the three and nine months ended September 30, 2005 includes $1,977 and $5,948, respectively, of compensation expense related to these awards. Administrative expense for the three and nine months ended September 30, 2004 includes $971 and $2,872, respectively, of compensation expense related to these awards. Unearned restricted stock compensation as of September 30, 2005 and December 31, 2004 includes $3,482 and $9,661, respectively, related to the restricted stock awards.

The Company grants shares of common stock as restricted stock unit awards to non-employee members of the Board of Directors. These restricted stock unit awards will vest over one year subject to the Director’s continued service other than termination due to retirement, death or disability prior to the vesting date. Stock units are settled in shares of WellChoice common stock. The fair value of restricted stock unit awards is being amortized to compensation expense over the vesting period. Administrative expense for the three and nine months ended September 30, 2005 includes $394 and $822, respectively, of compensation expense related to restricted stock unit awards. Administrative expense for the three and nine months ended September 30, 2004 includes $275 and $690, respectively, of compensation expense related to restricted stock unit awards. Unearned restricted stock compensation as of September 30, 2005 and December 31, 2004 includes $982 and $243, respectively, related to restricted stock units.

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

The purchase price per share is 85% of the lower of the fair market value of a share of common stock on the first day or the last day of the offering period. Employees become participants by electing payroll deductions from 1% to 10% of their base compensation and all or part of any incentive compensation, after-tax. The Company has two offering periods beginning on January 1 and July 1 of each calendar year. Payroll deductions of $835 have been accumulated as of September 30, 2005, and

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

4. Capital Stock (continued)

will be applied towards the purchase of common stock on December 31, 2005, the last day of the offering period (or the first business day thereafter). Once purchased, stock is accumulated in the employee’s investment account.

Net Income Per Share

For the three months and nine months ended September 30, 2005 and 2004, net income per share amounts, on a basic and diluted basis, have been calculated based upon the weighted-average common shares outstanding for the year.

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

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

4. Capital Stock (continued)

The Company’s pro forma information is as follows:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Reported net income	$75,777	$61,895	$221,269	$186,512
Add: Stock-based compensation cost, net of tax, included in reported net income	1,470	772	4,198	2,212
Less: Total stock-based compensation determined under the fair value based method for all awards, net of tax	4,711	1,529	15,698	5,704

Pro forma net income	$72,536	$61,138	$209,769	$183,020

	Three months ended September 30, 2005		Nine months ended September 30, 2005
	As Reported	Pro Forma	As Reported	Pro Forma
Net Income per share:
Basic net income per common share	$0.90	$0.87	$2.64	$2.51
Diluted net income per common share	0.89	0.85	2.61	2.47

	Three months ended September 30, 2004		Nine months ended September 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net Income per share:
Basic net income per common share	$0.74	$0.73	$2.23	$2.19
Diluted net income per common share	0.74	0.73	2.23	2.19

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

4. Capital Stock (continued)

The denominator for basic and diluted net income per share for the three and nine months ended September 30, 2005 is as follows:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Denominator for basic net income per share—weighted average shares	83,812,475	83,559,141	83,735,354	83,514,673
Options and non vested restricted stock awards and stock unit awards	1,181,062	349,205	999,215	317,746

Denominator for diluted net income per share	84,993,537	83,908,346	84,734,569	83,832,419

5. Income Taxes

WellChoice and its subsidiaries file a consolidated federal income tax return. WellChoice currently has a tax sharing agreement in place with all of its subsidiaries. In accordance with the Company’s tax sharing agreement, the Company’s subsidiaries pay federal income taxes to WellChoice based on a separate company calculation.

The significant components of the provision for income tax expense are as follows:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Current tax expense	$28,242	$20,108	$85,661	$56,842
Deferred tax expense	16,889	17,813	47,100	47,816

Income tax expense	$45,131	$37,921	$132,761	$104,658

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

5. Income Taxes (continued)

A reconciliation of income tax computed at the federal statutory tax rate of 35% to total income tax is as follows:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Income tax at prevailing corporate tax rate applied to pre-tax income	$42,318	$34,935	$123,911	$101,909
Increase (decrease):
State and local income taxes, net of federal income tax benefit	3,382	2,986	10,836	8,296
Other	(569)	—	(1,986)	(5,547)

Income tax expense	$45,131	$37,921	$132,761	$104,658

The Company has no regular tax loss carryforwards. The Company’s alternative minimum tax credit carryforward for income tax purposes of $212,908 has no expiration date.

6. Investments

The Company participates in a securities lending program, whereby certain securities from its portfolio are loaned to qualified brokers in exchange for cash collateral, at least equal to 102% of the market value of the securities loaned. The securities lending agent indemnifies the Company against loss in the event of default by the borrower. Income generated by the securities lending program is reported as a component of net investment income. As of September 30, 2005, $567,265 of fixed maturity securities were loaned under the program.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

7. Pension Benefits and Other Postretirement Employee Benefits

Net pension income for the Company’s defined benefit plans included the following components:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Service cost	$4,337	$4,001	$13,011	$12,001
Interest cost on projected benefit obligation	5,836	5,438	17,509	16,916
Expected return on plan assets	(8,316)	(8,054)	(24,947)	(24,574)
Net amortization and deferral	(2,766)	(3,179)	(8,299)	(9,321)

Net pension income	$(909)	$(1,794)	$(2,726)	$(4,978)

Other postretirement employee benefits expense included the following components:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Service cost	$394	$404	$1,182	$1,213
Interest cost on projected benefit obligation	1,394	1,720	4,181	5,162
Amortization of transition obligations	1,075	1,076	3,226	3,226
Amortization of actuarial gain	(1,380)	(1,008)	(4,139)	(3,060)

Net periodic postretirement benefit cost	$1,483	$2,192	$4,450	$6,541

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Modernization Act”) was signed into law. The Modernization Act introduced a voluntary Medicare Part D prescription drug benefit and created a new 28% federal subsidy for the sponsors of the postretirement prescription drug benefits that are at least actuarially equivalent to the new Medicare Part D benefit. The Company sponsors a post retirement prescription drug benefit that is at least actuarially equivalent to the new Medicare Part D benefit. We estimate the subsidy will reduce the accumulated postretirement benefit obligation by approximately $11,400 for the year ended December 31, 2005, which will be amortized to administrative expenses over the expected future

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

7. Pension Benefits and Other Postretirement Employee Benefits (continued)

working lifetime (14 years). The measurement of net periodic postretirement benefit cost for the three months and nine months ended September 30, 2005 was reduced by $366 and $1,099 for the estimated effect of the subsidy, a $164 and $492 reduction to the interest costs on projected benefit obligations and an increase of $202 and $607 in the amortization of actuarial gain.

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

9. Contingencies

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

On June 14, 2004, the court ordered the commencement of class certification discovery, which has since been completed. The defendants filed motions to dismiss on October 4, 2004, which are still pending before the court. Plaintiffs’ motion for class certification was served on December 31, 2004 and the Company’s response was served on March 15, 2005. In addition, Plaintiffs filed a motion to open merits discovery before the court rules on the pending class certification motion. Oral argument on all motions is scheduled to be heard on November 9 and 10, 2005.

During June 2005, the Company recorded a $35,000 liability representing the Company’s estimate of the ultimate liability for this class action.

Solomon, et al. v. Empire, et al. In November 2003, this putative class action was commenced in the United States District Court for the Southern District of Florida, Miami Division against the Blue Cross Blue Shield Association, Empire and substantially all other Blue plans in the country. This case is similar to Thomas, et al. v. Empire, et al, except that this case is brought on behalf of certain ancillary providers, such as podiatrists, psychologists, chiropractors and physical therapists. Like the Thomas plaintiffs, the Solomon plaintiffs allege that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish payments to these providers. The plaintiffs’ allegations are similar to those set forth in Thomas but also include an allegation that defendants have subjected plaintiffs’ claims for reimbursement to stricter scrutiny than claims submitted by medical doctors and doctors of osteopathy. Plaintiffs are seeking compensatory and monetary damages and injunctive relief. The complaint was subsequently amended to add several new parties, including WellChoice, Inc. and two of its other subsidiaries, WellChoice Insurance of New Jersey, Inc. and Empire HealthChoice HMO, Inc.

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

On June 14, 2004, the court ordered the commencement of class certification discovery, which has since been completed. The defendants filed motions to dismiss on August 27, 2004, which are still pending before the court. Plaintiffs’ motion for class certification was served on January 17, 2005 and the Company’s response was served on April 5, 2005. In addition, Plaintiffs filed a motion to open merits discovery before the court rules on the pending class certification motion. Oral argument on all motions is scheduled to be heard on November 9 and 10, 2005.

The Company intends to vigorously defend all these proceedings; however, their ultimate outcomes cannot presently be determined.

Other. The Company is also party to additional litigation and is, from time to time, named as co-defendants in legal actions brought against governmental healthcare bodies. At present, the Company is not party to any additional litigation that, if concluded in a manner adverse to the Company, would have a material adverse impact on the Company or its business.

10. Market Stabilization Pools

On June 29, 2005, the Company entered a final settlement agreement (“the Agreement”) with the New York State Department of Insurance (the “Department”) for contributions and distributions related to its participation in the New York State Market Stabilization Pools (the “Pools”) under New York Regulation 146. The settlement addressed the 1999 through 2005 Pools established for direct pay and small group contracts excluding Medicare Supplemental contracts. As a result of the Agreement, the Company estimated it would receive a net payment from the pool of $37,724. In September 2005, the Company received notification from the Department that the net payment to the Company would be $38,759. Therefore, cost of benefits provided for the three and nine months ended September 30, 2005 was reduced by $1,035 and $38,759, respectively. At September 30, 2005, pool recoverables included in miscellaneous receivables were $48,448 and pool payables included in other liabilities were $9,689.

11. Merger

On September 27, 2005, the Company entered into a definitive agreement to merge with WellPoint, Inc. (“WellPoint”). Upon completion of the merger, the Company will operate as a wholly-owned subsidiary of WellPoint. The consideration to be received by the shareholders of WellChoice will be

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

11. Merger (continued)

comprised of $38.25 in cash and 0.5191 shares of WellPoint stock for each share of WellChoice common stock. In connection with the execution of the merger agreement, on September 27, 2005, The New York Public Asset Fund, which owns 61.7% of the outstanding shares of WellChoice common stock entered into a voting agreement with WellPoint to vote in favor of adoption and approval of the merger agreement and the transactions contemplated thereby. The Company currently expects the transaction to close during the first quarter of 2006, subject to among other things, approval of WellChoice’s stockholders and receipt of regulatory approvals and the approval of the Blue Cross Blue Shield Association. The merger agreement contains certain termination rights for both parties, and further provides that, upon termination of the merger agreement under specified circumstances, the Company may be required to pay WellPoint a termination fee of $230,000, payable within twelve months of the termination.

12. Segment Information

WellChoice has two reportable segments: commercial managed care and other insurance products and services. The commercial managed care segment includes group preferred provider organization, or PPO, health maintenance organization, or HMO (including Medicare+Choice), exclusive provider organization, or EPO, and other products (point of service products and dental only coverage) as well as the Company’s New York City and New York State PPO business. The New York City and New York State PPO business accounts for approximately 35.2% and 34.5% of the Company’s earned premium for the three and nine months ended September 30, 2005.

The other insurance products and services segment consists of the Company’s traditional indemnity products, Medicare supplemental, individual hospital only and hospital and medical products, state sponsored individual plans, government mandated individual plans and government contracts with Center for Medicare and Medicaid Services (CMS) to act as a fiscal intermediary for Medicare Part A program beneficiaries and as a carrier for Medicare Part B program beneficiaries.

The reportable segments follow the Company’s method of internal reporting by products and services. Administrative expenses, investment income and other income, but not assets, are allocated to the segments. There are no intersegment sales or expenses.

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

12. Segment Information (continued)

	Commercial Managed Care	Other Insurance Products and Services	Total
Three months ended September 30, 2005
Revenues from external customers	$1,429,103	$217,242	$1,646,345
Investment income and net realized gains	20,052	3,059	23,111
Other income	106	14	120
Income before income tax expense	110,377	10,531	120,908

Three months ended September 30, 2004
Revenues from external customers	1,212,215	222,021	1,434,236
Investment income and net realized gains	13,901	2,819	16,720
Other income	38	5	43
Income before income tax expense	87,753	12,063	99,816

Nine months ended September 30, 2005
Revenues from external customers	4,131,804	671,822	4,803,626
Investment income and net realized gains	55,313	9,283	64,596
Other expense	(55)	(8)	(63)
Income before income tax expense	291,675	62,355	354,030

Nine months ended September 30, 2004
Revenues from external customers	3,623,918	664,661	4,288,579
Investment income and net realized gains	41,971	8,843	50,814
Other income	188	31	219
Income before income tax expense	252,982	38,188	291,170

WellChoice, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(Dollars in Thousands, except per share data)

12. Segment Information (continued)

The following table presents our revenue from external customers by products and services:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Revenues from external customers:
Commercial managed care
Premiums earned:
PPO	$769,926	$660,093	$2,217,560	$2,031,318
HMO	466,256	382,669	1,346,275	1,095,545
EPO	69,694	73,095	208,298	224,994
POS	27,500	12,494	73,810	28,465
Other	1,170	664	3,451	3,446
Administrative service fees	94,557	83,200	282,410	240,150

Total commercial managed care	1,429,103	1,212,215	4,131,804	3,623,918

Other insurance products and services:
Premiums earned:
Indemnity	51,160	55,216	165,172	168,660
Individual	119,962	121,666	367,255	362,646
Administrative service fees	46,120	45,139	139,395	133,355

Total other insurance products and services	217,242	222,021	671,822	664,661

Total revenues from external customers	$1,646,345	$1,434,236	$4,803,626	$4,288,579

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

WellChoice, Inc.

We have reviewed the consolidated balance sheet of WellChoice, Inc. and subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

Ernst & Young LLP

New York, New York

October 10, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of WellChoice, Inc. and its subsidiaries (collectively, the “Company”) for the nine months ended September 30, 2005 and 2004. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission.

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

The discussion of risks described below and in “Item 1.—Business” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Form 10-K for the year ended December 31, 2004 contain certain cautionary statements regarding our business that investors and others should consider. These discussions are intended to take advantage of the “safe harbor” provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, in making these cautionary statements, we are not undertaking to address or update this discussion in future filings or communications regarding our business or operating results, and are not undertaking to address how any of these risks may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed below may have affected our past, as well as current, forward-looking statements about future results. Any or all forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors discussed below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those expressed in our communications.

Overview

We are the largest health insurance company in the State of New York based on total preferred provider organization, or PPO, and health maintenance organization, or HMO, membership. We service approximately five million members through our managed care and traditional indemnity products. We have licenses with the Blue Cross Blue Shield Association, a national trade association of Blue Cross Blue Shield licensees whose primary function is to promote and preserve the integrity of the Blue Cross Blue Shield names and marks, as well as to provide certain coordination among “Blue” plans relating to the provision of health care services to Blue plan members nationwide. Our licenses entitle us to the exclusive use of the Blue Cross and Blue Shield names and marks in ten New York counties in the New York City metropolitan area and in six counties in upstate New York, the non-exclusive right to use the Blue Cross and Blue Shield names and marks in one upstate New York county, the exclusive right to only the Blue Cross name and mark in seven upstate New York counties and the non-exclusive right to only the Blue Cross name in four upstate New York counties. We market our products and services using these names and marks in our New York service areas. We also market our managed care products in 16 counties in New Jersey under the WellChoice brand. Our PPO network is the largest network in our New York service area.

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

We report our operating results as two business segments: commercial managed care and other insurance products and services. Our commercial managed care segment accounted for 89.3% of our membership as of September 30, 2005. Our commercial managed care segment includes group PPO (including consumer directed health products and Medicare Advantage PPO), HMO (including Medicare+Choice), exclusive provider organization, or EPO, point of service, or POS, and other products (principally dental-only coverage) as well as our PPO business under our accounts with New York City and New York State. Our other insurance products and services segment consists of our indemnity and individual products. Our indemnity products include traditional indemnity products and government contracts with CMS to act as a fiscal intermediary and carrier. Our individual products include Medicare supplemental, state sponsored plans, government mandated individual plans and individual hospital-only and hospital and medical products. We allocate administrative expenses, investment income and other income, but not assets, to our segments. Except when otherwise specifically stated or where the context requires, all references in this document to our membership include both our insured and self-

funded membership. Our New York City and New York State PPO account members are covered under insured plans.

For the nine months ended September 30, 2005 and 2004, our PPO accounted for 50.6% and 51.9%, respectively, and our HMO products 30.7% and 28.0%, respectively, of our premiums earned. No other products or services accounted for 10% or more of our premiums earned.

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

Recent Developments

Merger Agreement with WellPoint, Inc. On September 27, 2005, we entered into a definitive agreement to merge with WellPoint, Inc. or WellPoint. Upon completion of the merger, we will operate as a wholly-owned subsidiary of WellPoint. At the effective time of the merger, our stockholders will receive consideration of $38.25 in cash and 0.5191 shares of WellPoint stock for each share of our common stock. In connection with the execution of the merger agreement, on September 27, 2005, The New York Public Asset Fund, which owns 61.7% of the outstanding shares of our common stock entered into a voting agreement with WellPoint to vote in favor of adoption and approval of the merger agreement and the transactions contemplated thereby. The transaction is expected to close in the first quarter of 2006, subject to, among others things, approval of WellChoice’s stockholders and receipt of regulatory approvals and the approval of the Blue Cross Blue Shield Association. The merger agreement contains certain termination rights for both parties, and further provides that, upon termination of the merger agreement under specified circumstances, we may be required to pay WellPoint a termination fee of $230.0 million.

New York State Prescription Drug Program. In September 2005, Empire Blue Cross Blue Shield, the primary operating subsidiary of WellChoice, was selected to enter into negotiations regarding the Prescription Drug Contract for the New York State Account for a three-year period commencing January 1, 2006. This account, which is known as The Empire Plan, is the health insurance plan for employees of New York State and other public authorities, public benefit corporations, and participating government employers. WellChoice will collaborate with Caremark Rx, Inc., in administering the program. Services to be provided under the prescription drug contract will include account management, pharmacy member services, retail pharmacy network contracting and management, mail pharmacy services, formulary management and compliance, utilization management and pharmacy clinical policies and programs, claims processing and payment of claims to participating pharmacies. WellChoice expects to receive between $1.3 and $1.5 billion in revenues in the first year of the contract, a portion of which will be paid to Caremark for the services they provide. The final award is contingent upon the successful contract negotiations between the NYS Department of Civil Service and WellChoice as well as approval by the Office of the NYS Comptroller.

Suffolk County Contract. In July, 2005, we were awarded the Suffolk County self-funded hospital and medical contract under which we will provide administrative services to approximately 45,000 members, with an effective date of November 1, 2005.

Selected Membership Data and Results of Operations

The following table sets forth selected membership data as of the dates set forth below:

	September 30,		% Change
(members in thousands)	2005	2004
Products and services:

Commercial managed care:
Group PPO, HMO, EPO, POS and other(1)(2)	2,657	2,539	4.6
New York City and New York State PPO	1,828	1,816	0.7

Total commercial managed care	4,485	4,355	3.0

Other insurance products and services:
Indemnity	336	365	(7.9)
Individual	203	211	(3.8)

Total other insurance products and services	539	576	(6.4)

Overall total	5,024	4,931	1.9

Customers:
Large group	2,991	2,975	0.5
Small group and middle market	499	463	7.8
Individuals	263	266	(1.1)
National accounts	1,271	1,227	3.6

Overall total	5,024	4,931	1.9

Funding type:

Commercial managed care:
Insured	2,730	2,659	2.7
Self-funded	1,755	1,696	3.5

Total commercial managed care	4,485	4,355	3.0

Other insurance products and services:
Insured	306	330	(7.3)
Self-funded	233	246	(5.3)

Total other insurance products and services	539	576	(6.4)

Overall total	5,024	4,931	1.9

(1)	Our HMO product includes Medicare+Choice. As of September 30, 2005 and 2004, we had approximately 60,000 and 56,000 members, respectively, enrolled in Medicare+Choice.
(2)	“Other” principally consists of our members enrolled in dental-only coverage.

As of September 30, 2005, total enrollment exceeds five million members, a 1.9% increase from September 30, 2004. The increase in overall enrollment was the result of a 3.0% increase in commercial managed care enrollment, offset by a 6.4% decrease in other insurance products and services enrollment. The net increase in overall enrollment was the result of:

•	Enrollment in group PPO, excluding New York City and New York State PPO, EPO and POS increased 3.3%, or 73,000 members. This increase was due to the addition of approximately 73,000 and 4,000 new self-funded national and large group accounts members, respectively and 16,000 new insured large group account members. This increase was partially offset by a net membership reduction within existing PPO and EPO accounts of approximately 11,000 members, which includes the cancellation of 82,000 members from a self-funded, retiree national PPO account;

•	Group HMO enrollment increased 13.8% or approximately 45,000 members and 4,000 new members were enrolled in our Medicare+Choice product; and

•	Other insurance product and services enrollment decreased approximately 37,000 members due to an 11,000 membership decrease in the Medicare Supplemental product, the cancellation of approximately 4,000 and 9,000 insured and self-funded account members, respectively, and enrollment declines in existing accounts.

Our self-funded enrollment increased 2.4% with the addition of 79,000 new self-funded account members (predominantly national accounts), the migration of approximately 13,000 members from insured business to self-funded plans and net growth within existing accounts, offset by the 82,000 members cancelled from the self-funded, retiree national account mentioned above. At September 30, 2005, self-funded accounts represented approximately 39.6% of our total enrollment, 39.1% of commercial managed care enrollment, and 43.2% of other insurance product and services enrollment. We expect self-funded enrollment to continue to increase through the ongoing migration of insured business to self-funded arrangements and new self-funded accounts. While this trend will reduce our insured premium and claim expense, we do not expect it to have a material impact on net income.

As of September 30, 2005, our New York State account covered approximately 1,000,000 members, or 19.9% of our total membership and 22.3% of our commercial managed care membership, and our New York City account covered approximately 828,000 members, or 16.5% of our total membership and 18.5% of our commercial managed care membership. We provide hospital-only coverage under both of these accounts. With respect to the New York State account, we recently agreed to new administrative expense pricing covering a three-year period from January 1, 2006 through December 31, 2008, though both parties retain the right to terminate the contract upon six months’ notice. For over three years, the New York City account has been subject to a competitive bid process in which we have participated, relating to a five-year contract. At this time, there is no official timetable for awarding the five-year contract. However, we agreed in May 2005 to a one-year contract extension with the New York City account through June 30, 2006. The loss of one or both of the New York State and New York City accounts would result in reduced membership and revenue and require us to reduce, reallocate or absorb administrative expenses associated with these accounts.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The table below sets forth results of operations for each of our segments for the periods indicated.

	Three months ended September 30,
($ in millions)	2005	2004
Commercial Managed Care:
Total revenue	$1,449.4	$1,226.1
Income before income taxes	$110.5	$87.7
Medical loss ratio:
Commercial managed care total	87.4%	86.1%
Commercial managed care, excluding New York City and New York State PPO (1)	83.8%	82.3%
Administrative expense ratio (2)	12.1%	13.7%

Other Insurance Products and Services:
Total revenue	$220.2	$224.9
Income before income taxes	$10.4	$12.1
Medical loss ratio	86.6%	84.9%
Administrative expense ratio (2)	28.4%	28.2%

(1)	We present the commercial managed care medical loss ratio, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums relative to claim expense than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total medical loss ratio is presented.
(2)	As presented, our administrative expense ratio does not take into account a significant portion of our activity generated by self-funded, or ASO, business, which represents approximately 39.1% and 43.2% of our managed care and other insurance products and services members, respectively. Therefore, in the following table, we provide the information regarding premium equivalents and the administrative expense ratio on a “premium equivalent” basis because that ratio measures administrative expenses relative to the entire volume of insured and self-funded business serviced by us and is commonly used in the health insurance industry to compare operating efficiency among companies.

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

	Three months ended September 30,
($ in millions)	2005	2004
Commercial Managed Care:
Premiums earned	$1,334.6	$1,129.0
Administrative service fees	94.6	83.2
Claims paid for our self-funded health business	992.1	855.9

Premium equivalents	$2,421.3	$2,068.1
Administrative expense ratio, premium equivalent basis	7.1%	8.0%

Other Insurance Products and Services:
Premiums earned	$171.1	$176.9
Administrative service fees	46.1	45.2
Claims paid for our self-funded health business	95.0	115.2

Premium equivalents	$312.2	$337.3
Administrative expense ratio, premium equivalent basis	19.8%	18.6%

Total revenue increased 15.1%, or $218.6 million, to $1,669.6 million for the three months ended September 30, 2005, from $1,451.0 million for the three months ended September 30, 2004 primarily due to an increase in premium, administrative service fee revenue and investment income.

Premium revenue increased $199.8 million, or 15.3%, to $1,505.7 million for the three months ended September 30, 2005, from $1,305.9 million for the three months ended September 30, 2004. The increase in premium revenue was the result of growth in our commercial managed care segment. Commercial managed care premium revenue was $1,334.6 million for the three months ended September 30, 2005, a 18.2%, or $205.6 million increase compared to the three months ended September 30, 2004. The net increase in commercial managed care premium revenue was the result of the following:

•	Premium rate increases and membership growth contributed $127.0 million in additional revenue, primarily in our group HMO, Medicare+Choice and POS products;

•	An increase of approximately $93.1 million due to the increased cost of benefits provided and premium rate increases in our retrospectively rated New York City and New York State PPO accounts; and

•	A decrease in premium resulting from the conversion of large group accounts to minimum premium arrangements and the conversion of insured groups to self-funded arrangements. Although these conversions did not materially impact net income, they resulted in a reduction of premium revenue of approximately $14.5 million.

Other insurance products premium decreased to $171.1 million for the three months ended September 30, 2005, from $176.9 million for the three months ended September 30, 2004. The decrease in other insurance products premium was the result of enrollment losses in most major product lines offset by premium rate increases and growth in Healthy New York, a government sponsored program.

Minimum premium arrangements differ from our standard insurance product in that they have significantly lower premiums. The lower premiums associated with these arrangements distort our premium on a per member, per month, or PMPM, basis. Therefore, we present premium, on a PMPM basis for the three months ended September 30, 2005 and 2004 excluding minimum premium arrangements:

	Three Months Ended September 30,
	2005 (1)	2004 (2)	Change
Total	$169.05	$148.80	13.6%
Commercial managed care	$167.29	$144.83	15.5%
Commercial managed care excluding New York City and New York State PPO (3)	$324.18	$295.20	9.8%
Other insurance products and services	$184.14	$180.23	2.2%

(1)	Premium revenue on a PMPM basis, for the three months ended September 30, 2005, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding the New York City and New York State PPO, and Other insurance products and services were $165.55, $163.59, $299.64 and $182.58, respectively.
(2)	Premium revenue on a PMPM basis, for the three months ended September 30, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care, excluding the New York City and New York State PPO, and Other insurance products and services were $145.91, $141.89, $275.17 and $178.15, respectively.
(3)	We present commercial managed care premium, on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total PMPM premium is presented.

The increase in total and commercial managed care premium, on a PMPM basis, for the three months ended September 30, 2005 was the result of premium rate increases and increased cost of benefits provided on our retrospectively rated New York City and New York State PPO accounts. The PMPM premium increase in commercial managed care excluding the New York City and New York State PPO for the three months ended September 30, 2005 was the result of premium rate increases. Other insurance products and services PMPM premium increased for the three months ended September 30, 2005 due primarily to declining membership in lower priced products and rate increases.

Administrative service fee revenue increased 9.6%, or $12.3 million, to $140.7 million for the three months ended September 30, 2005, from $128.4 million for the three months ended September 30, 2004. The increase was primarily due to the following:

•	Approximately $10.2 million of the increase is attributable to new self-funded customers, growth within existing accounts, the migration from insured to self-funded products and rate increases; and

•	Total BlueCard fees increased 13.2%, or $2.1 million, to $18.0 million for the three months ended September 30, 2005, from $15.9 million for the three months ended September 30, 2004 due to an increase in transaction volume;

Investment income, net of investment expenses, which consists predominantly of interest and dividend income, of $22.5 million for the three months ended September 30, 2005 increased 42.4%, or $6.7 million, from the three months ended September 30, 2004. This increase was due to an increase in interest and dividend income resulting from higher invested balances and an increase in short-term and long-term interest rates in 2005. Net realized gains of $0.6 million for the three months ended September 30, 2005 was due substantially to an increase in the market value of warrants classified on our balance sheet as other long-term equity investments. Net realized gains of $0.9 million for the three months ended September 30, 2004 were primarily the result of net gains on the sale of marketable securities.

Other income, net for the three months ended September 30, 2005 was $0.1 million. There was no other income or expense for the three months ended September 30, 2004.

Total cost of benefits provided increased 17.1%, or $191.9 million, to $1,314.5 million for the three months ended September 30, 2005, from $1,122.6 million for the three months ended September 30, 2004. This reflects a 15.2% increase in costs of benefits provided on a PMPM basis and a 1.6% increase in member months. Cost of benefits provided under minimum premium arrangements only includes claim expense in excess of the pre-established limits covered under the insured contract. Benefit payments made up to a pre-established limit are the responsibility of the group and are covered under the self-funded contract. Lower claim costs associated with minimum premium arrangements distort our claim expense on a PMPM basis. Therefore, we present cost of benefits provided, on a PMPM basis for the three months ended September 30, 2005 and 2004 excluding minimum premium arrangements.

	Three Months Ended September 30,
	2005 (1)	2004 (2)	Change
Total	$148.12	$128.44	15.3%
Commercial managed care	$146.77	$125.30	17.1%
Commercial managed care excluding New York City and New York State PPO (3)	$273.26	$244.71	11.7%
Other insurance products and services	$159.63	$153.28	4.1%

(1)	Cost of benefits provided on a PMPM basis, for the three months ended September 30, 2005, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding the New York City and New York State PPO and Other insurance products and services were $144.53, $142.98, $251.02 and $158.04, respectively.
(2)	Cost of benefits provided on a PMPM basis, for the three months ended September 30, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding the New York City and New York State PPO, and Other insurance products and services were $125.43, $122.22, $226.46 and $151.16, respectively.
(3)	We present commercial managed care cost of benefits provided on a PMPM basis excluding New York City and New York State PPO because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the cost of benefits provided on a PMPM basis is presented.

The total medical loss ratio increased to 87.3% for the three months ended September 30, 2005, from 86.0% for the three months ended September 30, 2004. The increase was driven by higher claim costs in retrospectively rated accounts in our other insurance products and services segments. Cost of benefits provided for the three months ended September 30, 2005 and 2004 included $0.6 million (excluding $1.1 million of credits related to the market stabilization pool settlement agreement, see Market Stabilization Pools on page 41 of this report) and $1.2 million, respectively, of favorable prior period reserve development on prospectively rated contracts on a net basis. The increase in total and commercial managed care cost of benefits provided, on a PMPM basis, for the three months ended September 30, 2005 was the result of medical cost increases particularly in inpatient and outpatient costs.

Administrative expenses increased 2.4%, or $5.6 million, to $234.2 million for the three months ended September 30, 2005, from $228.6 million for the three months ended September 30, 2004, due to the following:

•	Employee compensation and related benefit expenses increased $5.6 million due to higher salary rate per employee, increased incentive plan expenses and the amortization of restricted stock awards and restricted stock unit awards, partially offset by a decrease in staffing levels;

•	Premium rate increases and growth in the small group and middle market customer segment increased broker commissions and premium taxes by $4.3 million; and

•	Professional service fees increased $2.7 million due to enrollment growth in certain medical management programs and new vendor fees incurred for administration of our consumer directed health plans.

These increases were offset by:

•	A $2.7 million decrease in reserves for litigation matters due to a reduction in open cases and;

•	A $2.6 million decrease in expenses associated with our outsourcing arrangements.

Income from continuing operations before income taxes increased 21.1%, or $21.1 million, to $120.9 million for the three months ended September 30, 2005, from $99.8 million for the three months ended September 30, 2004. This improvement was primarily driven by commercial managed care membership and rate increases as well as a declining administrative expense ratio on a premium equivalent basis. Income tax expense of $45.2 million reduced net income to $75.7 million for the three months ended September 30, 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The table below sets forth results of operations for each of our segments for the periods indicated. The results of operations for the nine months ended September 30, 2005 were impacted by the following: Cost of benefits provided decreased $38.8 million as a result of a settlement agreement with respect to our participation in certain state mandated risk pools (see Market Stabilization Pools). Cost of benefits provided and administrative expenses increased $15.0 million and $20.0 million, respectively, as a result of an increase of $35.0 million in reserves held for litigation matters (see footnote 9 to our consolidated financial statements). The impact of these items to our segment results for the nine months ended September 30, 2005 were as follows:

•	Commercial managed care income before income taxes decreased $27.9 million, while other insurance products and services income before income taxes increased $31.7 million;

•	The total commercial managed care and commercial managed care excluding the New York City and New York State PPO medical loss ratios increased 0.3 and 0.4 percentage points, respectively;

•	The commercial managed care administrative expense ratio increased 0.5 percentage points;

•	The other insurance products and services medical loss ratio decreased 6.3 percentage points; and

•	The other insurance products and services administrative expense ratio increased 0.3 percentage points.

	Nine months ended September 30,
($ in millions)	2005	2004
Commercial Managed Care:
Total revenue	$4,187.0	$3,666.2
Income before income taxes	$291.6	$253.1
Medical loss ratio:
Commercial managed care total	87.4%	86.5%
Commercial managed care, excluding New York City and New York State PPO (1)	84.0%	82.7%
Administrative expense ratio (2)	12.9%	13.4%

Other Insurance Products and Services:
Total revenue	$681.1	$673.4
Income before income taxes	$62.4	$38.1
Medical loss ratio	81.0%	83.7%
Administrative expense ratio (2)	27.9%	28.6%

(1)	We present the commercial managed care medical loss ratio excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums relative to claim expense than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total medical loss ratio is presented.

(2)	As presented, our administrative expense ratio does not take into account a significant portion of our activity generated by self-funded, or ASO, business, which represents approximately 39.1% and 43.2% of our managed care and other insurance products and services members, respectively. Therefore, in the following table, we provide the information regarding premium equivalents and the administrative expense ratio on a “premium equivalent” basis because that ratio measures administrative expenses relative to the entire volume of insured and self-funded business serviced by us and is commonly used in the health insurance industry to compare operating efficiency among companies. Administrative expense ratio on a premium equivalent basis is calculated by dividing administrative expenses by “premium equivalents” for the relevant periods. Premium equivalents is the sum of premium earned, administrative service fees and the amount of paid claims attributable to our self-funded business pursuant to which we provide a range of customer services, including claims administration and billing and membership services. Claims paid for our self-funded health business is not our revenue. The premium equivalents for the periods indicated were as follows:

	Nine months ended September 30,
($ in millions)	2005	2004
Commercial Managed Care:
Premiums earned	$3,849.4	$3,383.8
Administrative service fees	282.4	240.2
Claims paid for our self-funded health business	2,855.3	2,339.4

Premium equivalents	$6,987.1	$5,963.4
Administrative expense ratio, premium equivalent basis	7.6%	8.2%

Other Insurance Products and Services:
Premiums earned	$532.4	$531.3
Administrative service fees	139.4	133.3
Claims paid for our self-funded health business	309.7	344.2

Premium equivalents	$981.5	$1,008.8
Administrative expense ratio, premium equivalent basis	19.1%	18.9%

Total revenue increased 12.2%, or $528.5 million, to $4,868.1 million for the nine months ended September 30, 2005, from $4,339.6 million for the nine months ended September 30, 2004 primarily due to an increase in premium, administrative service fee revenue and investment income.

Premium revenue increased $466.7 million, or 11.9%, to $4,381.8 million for the nine months ended September 30, 2005, from $3,915.1 million for the nine months ended September 30, 2004. The increase in premium revenue was the result of growth in our commercial managed care segment. Commercial managed care premium revenue was $3,849.4 million for the nine months ended September 30, 2005, an 13.8% increase compared to the nine months ended September 30, 2004. The net increase in commercial managed care premium revenue was the result of the following:

•	Premium rate increases and membership growth contributed $337.0 million in additional revenue, primarily in our HMO products;

•	An increase of approximately $173.2 million due to the increased cost of benefits provided and premium rate increases in our retrospectively rated New York City and New York State PPO accounts; and

•	A decrease in premium resulting from the conversion of large group accounts to minimum premium arrangements and the conversion of insured groups to self-funded arrangements. Although these conversions did not materially impact net income, they resulted in a reduction of premium revenue of approximately $44.6 million.

Other insurance products premium increased slightly to $532.4 million for the nine months ended September 30, 2005, from $531.3 million for the nine months ended September 30, 2004. The increase in other insurance products premium was the result of premium rate increases and growth in the Healthy New York program, a government sponsored plan, offset by enrollment losses in most major product lines.

Minimum premium arrangements differ from our standard insurance product in that they have significantly lower premiums. The lower premiums associated with these arrangements distort our premium on a PMPM basis. Therefore, we present premium, on a PMPM basis excluding minimum premium arrangements:

	Nine Months Ended September 30,
	2005(1)	2004(2)	Change
Total	$164.39	$148.50	10.7%
Commercial managed care	$161.63	$144.93	11.5%
Commercial managed care excluding New York City and New York State PPO (3)	$318.82	$293.78	8.5%
Other insurance products and services	$187.49	$175.93	6.6%

(1)	Premium revenue on a PMPM basis, for the nine months ended September 30, 2005, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO, and Other insurance products and services were $161.09, $158.19, $295.18 and $185.70, respectively.
(2)	Premium revenue on a PMPM basis, for the nine months ended September 30, 2004, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO, and Other insurance products and services were $146.12, $142.49, $275.62 and $174.35, respectively.
(3)	We present commercial managed care premium, on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the total PMPM premium is presented.

The increase in total and commercial managed care premium, on a PMPM basis, for the nine months ended September 30, 2005 is the result of premium rate increases and increased cost of benefits provided on our retrospectively rated New York City and New York State PPO accounts. The PMPM premium increase in commercial managed care excluding the New York City and New York State PPO for the nine months ended September 30, 2005 is the result of premium rate increases. Other insurance products and services PMPM premium increased for the nine months ended September 30, 2005 due primarily to rate increases and declining membership in lower priced products and rate increases.

Administrative service fee revenue increased 12.9%, or $48.3 million, to $421.8 million for the nine months ended September 30, 2005, from $373.5 million for the nine months ended September 30, 2004. The increase was primarily due to the following:

•	Approximately $38.2 million of the increase is attributable to new self-funded customers, growth within existing accounts, the migration from insured to self-funded products and rate increases;

•	Total BlueCard fees increased 11.2%, or $5.0 million, to $49.7 million for the nine months ended September 30, 2005, from $44.7 million for the nine months ended September 30, 2004 due to an increase in transaction volume; and

•	Administrative service fees attributable to our CMS contracts for the Medicare Part A and Part B programs increased $5.1 million or 5.4% to $99.2 million for the nine months ended September 30, 2005 from $94.1 million for the nine months ended September 30, 2004. The increase resulted from reimbursement for additional expenses attributable to administration of the CMS contracts.

Investment income, net of investment expenses, which consists predominantly of interest and dividend income of $60.5 million for the nine months ended September 30, 2005 increased 39.7%, or $17.2 million, from the nine months ended September 30, 2004. This increase is due to a larger fixed income portfolio, a larger concentration of long-term securities and an increase in short-term and intermediate range interest rates in 2005. Net realized gains of $4.1 million for the nine months ended September 30, 2005, were due to the sale of our equity interest in ActiveHealth Management, Inc., a medical management vendor, net gains on the sale of marketable securities held in our non-qualified employee benefit plans and an increase in the market value of warrants classified on our balance sheet as other long-term equity investments. Net realized gains for the nine months ended September 30, 2004 were primarily the result of net gains on the sale of marketable securities, net gains on the sale of marketable securities held in our non-qualified employee benefit plans and an increase in the market value of warrants classified on our balance sheet as other long-term equity investments.

Other expense, net for the nine months ended September 30, 2005 was $0.1 million compared to other income, net of $0.2 million for the nine months ended September 30, 2004.

Total cost of benefits provided increased 12.6%, or $423.2 million, to $3,794.9 million for the nine months ended September 30, 2005, from $3,371.7 million for the nine months ended September 30, 2004. This reflects a 10.9% increase in costs of benefits provided on a PMPM basis and a 1.5% increase in member months.

The lower claim costs associated with minimum premium arrangements distort our claim expense on a PMPM basis. Therefore, we present cost of benefits provided, on a PMPM basis excluding minimum premium arrangements. We also include under note (4) below a table that sets forth claims on a PMPM basis excluding the impact of the settlement agreement with respect to the market stabilization pools and the increase in litigation reserves.

	Nine Months Ended September 30,
	2005 (1)(4)	2004 (2)	Change
Total	$142.97	$128.33	11.4%
Commercial managed care	$141.89	$125.82	12.8%
Commercial managed care excluding New York City and New York State PPO (3)	$269.76	$244.43	10.4%
Other insurance products and services	$152.06	$147.67	3.0%

(1)	The cost of benefits provided, on a PMPM basis, for the nine months ended September 30, 2005, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO, and Other insurance products and services were $139.52, $138.24, $247.92 and $150.37, respectively.
(2)	The cost of benefits provided, on a PMPM basis, for the nine months ended September 30, 2005, inclusive of minimum premium arrangements, for Total, Commercial managed care, Commercial managed care excluding New York City and New York State PPO, and Other insurance products and services were $125.84, $123.25, $227.96 and $145.99, respectively
(3)	We present commercial managed care cost of benefits provided on a PMPM basis, excluding New York City and New York State PPO, because these accounts differ from our standard PPO product in that they are hospital-only accounts which have lower premiums than accounts with full medical and hospital coverage. The lower premiums and the size of these accounts distort our performance when the cost of benefits provided on a PMPM basis is presented.
(4)	Because of the magnitude of the settlement agreement with respect to the market stabilization pool and the increase in litigation reserves, the impact of these items also distort our claims on a PMPM basis. The table below presents claims on a PMPM basis excluding minimum premium arrangements and the impact of these items:

	Nine Months Ended September 30,
	2005	2004	Change
Total	$143.87	$128.33	12.1%
Commercial managed care	$141.47	$125.82	12.4%
Commercial managed care excluding New York City and New York State PPO	$268.39	$244.43	9.8%
Other insurance products and services	$163.95	$147.67	11.0%

The total medical loss ratio of 86.6% for the nine months ended September 30, 2005 increased from 86.1% for the nine months ended September 30, 2004. Cost of benefits provided for the nine months ended September 30, 2005 was reduced by $23.8 million as a result of net claim credits due to the settlement agreement with respect to the market stabilization pool partially offset by increases in reserves held for litigation matters. The increase was driven by higher claim costs in retrospectively rated accounts in our other insurance products and services segments. Cost of benefits provided for the nine months ended September 30, 2005 and 2004 included $0.2 million (excluding $24.5 million of net claim credits due to the settlement agreement with respect to the market stabilization pool partially offset by increases in reserves held for litigation matters) and $7.5 million, respectively, of favorable prior period reserve development on prospectively rated contracts on a net basis. The increase in total and commercial managed care cost of benefits provided, on a PMPM basis, for the nine months ended September 30, 2005 was the result of medical cost increases particularly in facility and pharmacy costs.

Administrative expenses increased 6.3%, or $42.5 million, to $719.2 million for the nine months ended September 30, 2005, from $676.7 million for the nine months ended September 30, 2004, due to the following:

•	During the second quarter of 2005, we increased reserves held for litigation matters allocated to our self-funded business (predominantly commercial managed care) by $20.0 million;

•	Employee compensation and related benefit expenses increased $16.8 million due to higher staffing levels, increased incentive plan expenses and the amortization of restricted stock awards and restricted stock unit awards partially offset by lower medical benefit costs;

•	Premium rate increases and membership growth in the small group and middle market customer segment increased broker commissions $9.0 million, and;

•	Professional service fees increased $8.6 million due to enrollment growth in certain medical management programs and new vendor fees incurred for administration of our consumer directed health plans.

These increases were offset by:

•	A $6.2 million decrease in expenses associated with our outsourcing arrangements; and;

•	Lower depreciation expense associated with our data processing equipment of $3.9 million due primarily to capitalized software becoming fully depreciated.

Income from continuing operations before income taxes increased 21.6%, or $62.8 million, to $354.0 million for the nine months ended September 30, 2005, from $291.2 million for the nine months ended September 30, 2004. This improvement was primarily driven by commercial managed care membership and rate increases and an improved administrative expense ratio. Income tax expense of $132.8 million reduced net income to $221.2 million for the nine months ended September 30, 2005. Income tax expense for the nine months ended September 30, 2004 of $104.6 million includes a benefit of $5.7 million resulting from the settlement of a prior year IRS audit issue relating to the tax basis used in determining the gain or loss on the sale of our former corporate office. Net income for the nine months ended September 30, 2004 was $186.6 million.

Liquidity and Capital Resources

WellChoice is a holding company and depends on its subsidiaries for cash and working capital to pay expenses. WellChoice receives cash from its subsidiaries from administrative and management service fees, as well as tax sharing payments and dividends. Since we converted to a for-profit company in 2002 through September 30, 2005, WellChoice has received dividends of $760.0 million from its subsidiaries, including a $125.0 million and a $75.0 million dividend paid to WellChoice in February and July 2005, respectively. These dividends have been accounted for as an equity transfer from a subsidiary to the parent of a consolidated group. WellChoice intends to continue to seek additional dividends from Empire and its other regulated subsidiaries. There can be no assurance that the Superintendent or other state regulators will grant approval for the applicable regulated subsidiary to pay future dividends.

At September 30, 2005, the stand alone balance sheet of WellChoice was comprised of the following: total investments and cash and cash equivalents of $828.5 million, investment in subsidiaries, receivables and other assets of $1,309.3 million, accounts payable and accrued expenses of $66.7 million, capital lease obligations and other liabilities of $159.5 million and stockholders’ equity of $1,911.6 million.

Our subsidiaries’ primary source of cash is from premiums and fees received and investment income. The primary uses of cash include healthcare benefit expenses and administrative expenses, which includes brokers’ and agents’ commissions. We generally receive premium revenues in advance of anticipated claims for related healthcare services.

Our investment policies are designed to provide liquidity to meet anticipated payment obligations and to preserve principal. We believe the composition of our marketable investment portfolio is conservative, consisting primarily of high-rated, fixed income securities with the objective of producing a consistently growing income stream and maximizing risk-adjusted total return. Our fixed income portfolio is comprised of U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities. The average credit rating of our fixed income portfolio as of September 30, 2005 was “AA+.” A portion of the fixed income portfolio is designated as short-term and is intended to cover near-term cash flow needs. Our marketable equity portfolio as of September 30, 2005 consisted of an investment in a mutual fund indexed to the S&P 500, our common stock investments and equity investments held in our nonqualified deferred compensation plans. As of September 30, 2005 our marketable equity portfolio was 3.0% of the total marketable investment portfolio.

In October 2005, we renewed our existing credit and guaranty agreement with The Bank of New York, as Issuing Bank and Administrative Agent, and several other financial institutions as agents and lenders, which provides us with a credit facility. We are able to borrow under the credit facility, subject to customary conditions, for general working capital purposes. The total outstanding amounts under the credit facility cannot exceed $100.0 million. The facility has a term of 364 days with a current maturity date of October 13, 2006, subject to extension for additional periods of 364 days with the consent of the lenders. Borrowings under the facility will bear interest, at our option, at The Bank of New York’s prime commercial rate (or, if greater, 0.50% plus the federal funds rate) as in effect from time to time plus a margin of between zero and 0.75%, or LIBOR plus a margin of between 0.875% and 2.0%, with the applicable margin to be determined based on our financial strength rating. As of September 30, 2005, there were no funds drawn against this line of credit.

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

Nine months ended September 30, 2005 compared to Nine Months ended September 30, 2004

Cash flows from operating activities increased $268.5 million to $482.5 million for the nine months ended September 30, 2005 from $214.0 million for the nine months ended September 30, 2004. The net increase in operating cash flow was primarily due to the following:

•	Membership growth and premium rate increases resulted in approximately $521.2 million in additional cash flow for the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004;

•	Increased cost of benefits resulted in additional payments of $419.3 million for the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004;

•	The receipt of the October 2005 Medicare+Choice payment of $48.3 million in September;

•	During the nine months ended September 30, 2005, we received approximately $25.0 million in Market Stabilization (Medicare Supplemental) and Stop Loss Pool distributions compared to $17.8 million received during the nine months ended September 30, 2004;

•	Increased self-funded membership and increased BlueCard transaction fees generated $37.3 million in additional cash flow for the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004;

•	Payments for administrative expenses decreased $20.7 million for the nine months ended September 30, 2005 when compared to the nine months ended September 30, 2004. The decrease is due to severance and stay bonus payments made in 2004 related to restructuring activities undertaken during the fourth quarter of 2002 and the timing of administrative expense payments, offset in part by higher income tax payments;

•	A reduction in our managed cash overdraft liability, which represents our outstanding check liability, resulted in cash outflow of $14.1 million for the nine months ended September 30, 2005 compared to cash outflow of $23.8 million for the nine months ended September 30, 2004;

•	Advanced premium liability related to our New York State account increased $84.9 million to $245.5 million for the nine months ended September 30, 2005 compared to an increase of $43.2 million for the nine months ended September 30, 2004; and

•	Cash receipts from interest and dividends increased $19.2 million to $59.4 million for the nine months ended September 30, 2005 from $40.2 million for the nine months ended September 30, 2004.

Cash used in investing activities of $420.0 million for the nine months ended September 30, 2005 represents an increase of $208.6 million compared to cash used in investing activities of $211.4 million for the nine months ended September 30, 2004. The increase in cash used is primarily attributed to investing cash flows from operations and maturing securities in long-term investments.

Net cash provided by financing activities of $3.2 million for the nine months ended September 30, 2005 consists primarily of cash inflows from employee stock compensation programs of $5.9 million offset by payments of $3.8 million for capital lease obligations.

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

On June 29, 2005, the Company entered a final settlement agreement with the New York State Department of Insurance (the “Department”) for contributions and distributions related to its participation in the Non-Med Supp Pool for pool years 1999-2005. As a result of this agreement, the Company estimated it would receive a net payment from the pool of $37.7 million. In September, the Company received notification from the Department that the Company would receive a net payment of approximately $38.8 million and that distributions from the Department would be made no later than November 2005. As a result, at September 30, 2005, pool recoverables related to this agreement included in miscellaneous receivables were $48.5 million and pool payables included in other liabilities were $9.7 million. In addition, the agreement calls for the Department to develop a new risk spreading methodology for the Non-Med Supp Pool for 2006 and beyond which will be implemented on a prospective basis, with at least 90 days notice to allow plans to make appropriate adjustments to their premium rates.

Regulatory and Other Developments

Empire is subject to capital and surplus requirements under the New York insurance laws and the capital and surplus licensure requirements established by the Blue Cross Blue Shield Association. Each of these standards is based on the NAIC’s RBC Model Act, which provides for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital. The capital and surplus level required to meet the minimum requirements under the New York insurance laws and Blue Cross Blue Shield Association licensure requirements applicable to Empire is 200% of Risk-Based Capital Authorized Control Level. As of September 30, 2005, Empire exceeded the New York minimum capital and surplus requirements and the Blue Cross Blue Shield Association capital and surplus licensure requirements.

Capital and surplus requirements for Empire HealthChoice HMO, Inc., our HMO subsidiary which is directly owned by Empire, are regulated under a different method set forth in the New York Department of Health’s HMO regulations. The regulations require that Empire HealthChoice HMO currently maintain reserves of five percent of its annual premium income. As of September 30, 2005, Empire HealthChoice HMO, with respect to its operations in New York, met the financial reserve standards of the New York Department of Health. In June 2005, the Department of Health adopted revised regulations that increase the required reserves gradually over the next eight years to twelve and one half percent of annual premium income. The regulations affect all HMOs and we expect we will meet the revised standards. Empire HealthChoice HMO is also subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement that is applicable to Empire and as of September 30, 2005, Empire HealthChoice HMO, satisfied that requirement.

Our New Jersey operations are not subject to the Blue Cross Blue Shield Association capital and surplus licensure requirement. At September 30, 2005, WellChoice Insurance of New Jersey met the minimum capital and surplus requirements of the New Jersey Department of Banking and Insurance.

Regulation of financial reserves for insurers and HMOs is a frequent topic of legislative and regulatory scrutiny and proposals for change. It is possible that the method of measuring the adequacy of our financial reserves could change and that could affect our financial condition. However, any such change is likely to affect all insurers and HMOs in the state where the change occurs.

The ability of our insurance and HMO subsidiaries to pay dividends to us is subject to regulatory requirements, including state insurance laws and health department regulations and regulatory surplus or admitted asset requirements, respectively. These laws and regulations require the approval of the applicable state insurance department or health regulators in order to pay any proposed dividend over a certain amount. In June 2005, the New York Department of Health’s revised regulations relating to HMOs also modified the requirements relating to dividends to make the requirements identical to those for accident and health insurers in New York such as Empire. Under the revised regulations, dividends from Empire HealthChoice HMO to Empire that exceed the lesser of 10% of the net worth of Empire HealthChoice HMO or 100% of its adjusted net investment income for the prior 12 month period are subject to review and approval by the Commissioner of the New York Department of Health with the advice of the Superintendent of the New York State Insurance Department. Dividend payments by our New Jersey insurance company, WellChoice Insurance of New Jersey, or by our New Jersey HMO,

which is operated by Empire HealthChoice HMO under the name WellChoice HMO of New Jersey, are subject to approval by the New Jersey Department of Banking and Insurance if the proposed dividends, together with other dividends paid by either of these entities respectively within the prior 12 month period, exceeds the greater of 10% of its surplus to policyholders, or net income not including realized capital gains.

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

The Blue Cross and Blue Shield license agreements also contain other requirements and restrictions regarding our operations and our use of the Blue Cross and Blue Shield names and marks and these requirements and restrictions could limit our ability to grow our business through acquisitions. The requirements and restrictions contained in the license agreements are subject to change from time to time. New requirements or restrictions could have a material adverse effect on our business, results of operations and financial condition. Upon the occurrence of any event causing termination of the license agreements, we would cease to have the right to use the Blue Cross and Blue Shield names and marks in our Blue Cross Blue Shield licensed territory, which would have a material adverse effect on our business. Events which could result in termination of our license agreements include, among others:

•	failure to meet the minimum surplus and liquidity levels;

•	a change of control not otherwise approved by the Blue Cross Blue Shield Association;

•	a violation of the Blue Cross Blue Shield Association ownership limitations on our capital stock, including any amendment to the voting trust and divestiture agreement to which the Company and The New York Public Assset Fund are parties that is not approved by the Association or the failure of the Fund to reduce its stockholdings to the ownership limits within the timeframes set forth in the agreement; or

•	failure to maintain minimum “health revenue,” as defined in the Blue Cross Blue Shield license agreement, attributable to services and products branded with the Blue Cross and Blue Shield marks.

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

The Unpaid Claims and Claims Adjustment Expense shown in our balance sheet as of September 30, 2005 consisted of the following components ($ in millions):

Pending and incurred but not yet reported, or IBNR, claims	$742.5
Claim adjustment expense reserve	18.0
Other claim related reserves	28.7

Total	$789.2

As reflected in this table, approximately 94% of the liability for Unpaid Claims and Claims Adjustment Expense is for pending and IBNR claims. Of the estimate for pending and IBNR claims, approximately 76% is for claims incurred in the most recent three months. Estimates of these three months claims are based on projected PMPM costs and the actual member counts during this period. The following table presents the impact on Unpaid Claims and

Claims Adjustment Expense of changes in the annualized cost trend underlying the projected PMPM costs for the most recent three months.

Increase/(Decrease) in Claim Cost Trend (bp)	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(300)	$ (34.5)
(200)	(23.0)
(100)	(11.5)
100	11.5
200	23.0
300	34.4

Estimates of the remaining pending and IBNR claims for those claims incurred more than three months prior to the reporting date were based on claims actually paid during this period and completion factors developed from historical payment lag patterns. A completion factor is the ratio of the claims for a given claim incurral month that are paid as of the reporting date to the ultimate amount expected to be paid for that claim incurral month. The following shows the impact on Unpaid Claims and Claims Adjustment Expense of changes in the completion factors used in projecting the ultimate cost for claims incurred over three months prior to the reporting date.

Increase/(Decrease) in Completion Factor (bp)	Increase/(Decrease) in Unpaid Claim Estimate
($ in millions)
(30)	$ 46.3
(20)	30.3
(10)	14.4
10	(12.6)
20	(21.7)
30	(29.5)

It should be noted that the dollar amounts shown in the tables above would not necessarily flow directly to income from continuing operations. In prospectively rated business, we are at risk for negative experience – where actual claim costs and other expenses are greater than those expected—and benefit from positive experience – where claim costs and other expenses are less than those expected. By contrast, in retrospectively rated business, the customer is primarily at risk. Generally speaking, only the portion of the reserve change which affects prospectively rated business impacts income from continuing operations. At September 30, 2005, approximately 47% of the $742.5 million of reserve for Pending and IBNR claims were held for prospectively rated business.

We believe that the recorded unpaid claim liability is adequate to cover our ultimate liability for unpaid claims as of September 30, 2005. Actual claim payments and other items may differ from our estimates. Assuming a hypothetical 1% difference between our September 30,

2005 estimates of unpaid claims and actual claims payable for our prospectively rated business, net income from continuing operations for the nine months ended September 30, 2005, would increase or decrease by approximately $2.3 million and earnings per share would increase or decrease by approximately $0.03 per share.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim period of the first fiscal year beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. In April 2005, the SEC adopted a new rule amending the compliance dates to phase-in the implementation of SFAS 123R. The SEC requires the fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. We are required to adopt SFAS 123R in the first quarter 2006, beginning January 1, 2006. We anticipate adopting the prospective method and expects that the adoption of SFAS 123R will have an impact similar to the current pro forma disclosure for existing options under SFAS 123. In addition, we do not expect that the expense associated with the future grants derived from the fair value model selected, will have a material adverse effect on our financial position, results of operations or cash flows.

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

Interest Rate Risk

Interest rate risk is defined as the potential for economic losses on fixed-rate securities due to an adverse change in market interest rates. Our fixed maturity portfolio consists exclusively of U.S. dollar-denominated assets, invested primarily in U.S. government securities, corporate bonds, asset-backed bonds and mortgage-related securities, all of which represent an exposure to changes in the level of market interest rates. We manage interest rate risk by maintaining a duration commensurate with our insurance liabilities and policyholders’ surplus. Further, we do not engage in the use of derivatives to manage interest rate risk. A hypothetical increase in interest rates of 100 basis points would result in an estimated decrease in the fair value of the fixed income portfolio at September 30, 2005 of approximately $46.9 million.

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

Equity Price Risk

Equity price risk for stocks is defined as the potential for economic losses due to an adverse change in equity prices. Equity risk exposure is managed through our investment in an indexed mutual fund. Specifically, we are invested in the ML S&P 500 Index LLC, which is an S&P 500 index mutual fund, resulting in a well-diversified and liquid portfolio that replicates the risk and performance of the broad U.S. stock market. We also hold direct common stock investments and equity investments in our non-qualified employee benefit plans. We estimate our equity price risk from a hypothetical 10% decline in the S&P 500 and the relative effect of that decline in the value of our marketable equity portfolio at September 30, 2005 to be a decrease in fair value of $5.6 million.

Fixed Income Securities

Our fixed income strategy is to construct and manage a high quality, diversified portfolio of securities. Additionally, our investment policy establishes minimum quality and diversification requirements resulting in an average credit rating of approximately “AA+.” The average duration of our portfolio as of September 30, 2005 was 2.6 years.

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

On June 14, 2004, the court ordered the commencement of class certification discovery, which has since been completed. The defendants filed motions to dismiss on October 4, 2004, which are still pending before the court. Plaintiffs’ motion for class certification was served on December 31, 2004 and our response was served on March 15, 2005. In addition, Plaintiffs filed a motion to open merits discovery before the court rules on the pending class certification motion. Oral argument on all motions is scheduled to be heard on November 9 and 10, 2005.

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

On June 14, 2004, the court ordered the commencement of class certification discovery, which has since been completed. The defendants filed motions to dismiss on August 27, 2004, which are still pending before the court. Plaintiffs’ motion for class certification was served on January 17, 2005 and our response was served on April 5, 2005. In addition, Plaintiffs filed a motion to open merits discovery before the court rules on the pending class certification motion. Oral argument on all motions is scheduled to be heard on November 9 and 10, 2005.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)
July 7-25, 2005	1,938	$71.27
August 7-25, 2005	2,554	$70.55
September 7-25, 2005	34,144	$70.59

Total	38,636	$70.63

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

(b) Current Reports on Form 8-K.

On August 3, 2005, we filed with the Commission a Current Report on Form 8-K dated August 3, disclosing under “Item 2.02 - Results of Operations and Financial Condition” and “Item 7.01 - Regulation FD Disclosure” our earnings for the 2005 second quarter.

On September 12, 2005, we filed with the Commission a Current Report on Form 8-K dated September 12, 2005, under “Item 7.01 – Regulation FD Disclosure,” disclosing that during the week of September 12, 2005, members of management were expected to participate in a healthcare conference, which could be accessed via webcast, and to meet with investors and analysts. The Company disclosed in the Form 8-K that at the conference and in these meetings, it expected to reaffirm its 2005 earnings and other financial expectations given in a press release and conference call on August 3, 2005.

On September 27, 2005, we filed with the Commission a Current Report on Form 8-K dated September 27, 2005, under “Item 8.01 – Other Events,” disclosing that we had issued a joint press release with WellPoint announcing the execution of a merger agreement with WellPoint and a wholly owned subsidiary of WellPoint. We also disclosed that in connection with the execution of the merger agreement, The New York Public Asset Fund, which owns 61.7% of the outstanding shares of our common stock, entered into a voting agreement with WellPointto vote all of its shares of our stock in favor of the merger of WellChoice and WellPoint, on the terms and subject to the conditions specified in the voting agreement.

On September 30, 2005, we filed with the Commission a Current Report on Form 8-K dated September 30, 2005, under “Item 1.01 – Entry into a Material Definitive Agreement,” summarizing the terms and conditions of the merger agreement with WellPoint, the voting agreement between the Fund and WellPoint and a memorandum of understanding between WellPoint and Michael A. Stocker, MD, our President and Chief Executive Officer, pursuant to which WellPoint and Dr. Stocker will enter into an employment agreement and be employed by WellPoint as Executive Vice President of WellPoint and President and Chief Executive Officer of WellPoint’s Northeast Region for a term beginning on the completion of the Merger and continuing until May 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2005	WELLCHOICE, INC. (Registrant)

	By:	/s/ John W. Remshard
John W. Remshard Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
15	Letter re Unaudited Interim Financial Information

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002